Form 10-Q
period 1996-06-30
SUBURBAN LODGES OF AMERICA INC
filed 1996-08-14
CIK 1011449

UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                         Washington, D. C. 20549

                                FORM 10-Q

(Mark One)
/ X /          QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
               OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 1996

                                    OR

/   /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
               OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period  from __________ to __________

                     Commission File Number:  0-28108
                                              -------

                  Suburban Lodges of America, Inc.
      ------------------------------------------------------
      (Exact name of registrant as specified in its charter)

         Georgia                                 58-1781184
- -----------------------                      -------------------
(State of Incorporation)                     (I.R.S. Employer
                                             Identification No.)


                    120 Interstate North Parkway East
                                Suite 120
                          Atlanta, Georgia 30339
                 ----------------------------------------
                 (Address of principal executive offices)


                               770-951-9511
           ----------------------------------------------------
           (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES /  /  NO / X /


     Number of shares of Common Stock, $.01 par value outstanding as of August 9, 1996:

                                8,547,956

                      Suburban Lodges of America, Inc

                                   INDEX

PART I.  FINANCIAL INFORMATION
                                                                                     PAGE
Item 1.  Financial Statements

     Balance Sheets at December 31, 1995 and June 30, 1996 (unaudited)                 3

     Statements of Operations for the three month and six month                        4
          periods ended June 30, 1995 and June 30, 1996 (unaudited)

     Statements of Cash Flows for the six month periods ended                          5
          June 30, 1995 and June 30, 1996 (Unaudited)

     Notes to Financial Statements                                                     6

Item 2.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                        8

PART II.  OTHER INFORMATION AND SIGNATURES                                             9

     Other Information                                                                10
     Signatures                                                                       11

                           Suburban Lodges of America, Inc.
                                    Balance Sheets

                                                                                  (Unaudited)
                                                          December 31,             June 30,
                                                            1995                     1996
                                                          -----------             ------------
         ASSETS
CURRENT ASSETS:
     Cash and equivalents                                $   687,432              $ 27,180,739
     Prepaid and other assets                                180,116                   470,602
     Advances to affiliates                                    5,000                   125,000
     Current deferred tax asset                               33,611                    93,702
                                                         -----------              ------------
           Total current                                     906,159                27,870,043
                                                         -----------              ------------
                                                         -----------              ------------
DEFERRED EXPENSES-net                                        461,526                   257,472
                                                         -----------              ------------
INVESTMENT IN FACILITIES- at cost:
     Land                                                  2,386,633                 5,694,530
     Building                                              9,359,201                16,854,811
     Furniture and fixtures                                1,004,875                 1,736,404
     Equipment                                               888,162                   988,266
      Construction in progress                             1,988,674                 9,251,628
                                                         -----------              ------------
                                                          15,627,545                34,525,639
     Less accumulated depreciation                        (1,990,982)               (2,220,709)
                                                         -----------              ------------
          Net investment in facilities                    13,636,563                32,304,930
                                                         -----------              ------------
                                                         $15,004,248              $ 60,432,445
                                                         ===========              ============
         LIABILITIES AND TOTAL CAPITAL

CURRENT LIABILITIES:
     Current portion of long term debt                   $   640,413              $     ---
     Current portion of notes payable to affiliates        1,052,511                    ---
     Accounts payable, trade                                  82,369                   344,098
     Construction accounts payable                           544,602                 1,160,811
     Accrued interest                                        137,228                    ---
     Accrued expenses and other liabilities                  179,178                   503,715
     Unearned franchise fees                                 143,500                   249,870
     Income taxes payable                                          0                   213,267
                                                         -----------              ------------
     Total current                                         2,779,801                 2,471,761

LONG-TERM DEBT AND CAPITAL LEASES OBLIGATIONS             11,552,359                   ---
LONG-TERM NOTES PAYABLE TO AFFILIATES                        572,398                   ---
                                                         -----------              ------------
          Total liabilities                               14,904,558                 2,471,761

SHAREHOLDERS' EQUITY(DEFICIT):
     Common stock                                                 15                    85,480
     Additional paid-in capital                                  999                57,346,734
     Retained earnings (deficit)                          (1,561,685)                  528,470
     Partners' and members capital                         1,660,361
                                                         -----------              ------------
          Total capital                                       99,690                57,960,684
                                                         -----------              ------------
                                                         $15,004,248              $ 60,432,445
                                                         ===========              ============

        See accompanying notes to financial statements

                     Suburban Lodges of America, Inc.
                         Statements of Operations

                               (Unaudited)

Part 1. Financial Information
Item 1. Financial Statements
                                                          Six Months Ended           Three Months Ended
                                                   June 30, 1995  June 30, 1996     June 30, 1995   June 30, 1996
                                                   -------------  -------------     -------------   -------------
REVENUE:
     Room revenue                                  $ 2,024,011     $ 3,026,656       $ 1,043,557    $ 1,660,515
     Other facility revenue                            139,169         213,606            69,017        127,284
     Franchise and other revenue                       200,481         512,595           108,422        295,735
                                                   -----------     -----------       -----------    ------------
          Total revenue                              2,363,661       3,752,857         1,220,996      2,083,534
                                                   -----------     -----------       -----------    ------------

COSTS AND EXPENSES:
     Facility operating expenses                       991,251       1,432,200           475,296        779,619
     Corporate operating expenses                      369,851         597,096           200,042        321,074
     Related party consulting                            6,000          10,000             3,000          6,000
     Depreciation and amortization                     201,574         246,723            97,287        130,473
                                                   -----------     -----------       -----------    ------------
          Total costs and expenses                   1,568,676       2,286,019           775,625      1,237,166
                                                   -----------     -----------       -----------    ------------

OPERATING INCOME                                       794,985       1,466,838           445,371        846,368

INTEREST INCOME                                                        139,081                          139,081
INTEREST EXPENSE                                      (442,023)       (553,943)         (216,639)      (267,663)
                                                   -----------     -----------       -----------    ------------
                                                       352,962       1,051,976           228,732        717,786
INCOME TAX EXPENSE                                                     153,176                          126,615
                                                   -----------     -----------       -----------    ------------

NET INCOME                                         $   352,962     $   898,800       $   228,732    $   591,171
                                                   ===========     ===========       ===========    ===========

Pro forma earnings per share:

Weighted average shares
     outstanding                                                     4,603,957                        5,477,461
                                                                     =========                        =========
Pro forma earnings per common
     share (Note 3)                                                      $0.14                           $0.08
                                                                     =========                        =========

                              See accompanying notes to financial statements

                                             Suburban Lodges of America, Inc.
                                                 Statements of Cash Flows
                                                        (Unaudited)

Part 1.  Financial Information
Item 1.  Financial Statements

                                                                       Six Months Ended June 30
                                                                       1995                1996
                                                                      ---------          --------
OPERATING ACTIVITIES:

Net income                                                          $ 352,962             $898,800
Adjustments to reconcile net income to
  net cash provided by operating activities:
  Depreciation and amortization                                       201,574             246,723
  Changes in assets and liabilities:
     Prepaid expenses and other assets                                 (9,411)           (290,486)
     Advances to affiliates                                           (29,500)           (120,000)
     Current deferred tax asset                                                           (60,091)
     Deferred expenses, net                                                               (59,309)
     Accounts payable, trade                                          (42,718)            261,729
     Accrued expenses                                                 215,492             430,907
     Accrued interest                                                   7,177            (137,228)
     Income taxes payable                                                                 213,267
                                                                   ----------         -----------
          Net cash provided by operating activities                   695,576           1,384,312
                                                                   ----------         -----------
INVESTING ACTIVITIES:

     Purchase of land                                                                  (3,307,897)
     Construction in progress                                      (1,247,213)         (7,262,954)
     Construction accounts payable                                     ---                616,209
     Expenditures for buildings and improvements                       ---             (7,495,610)
     Purchase of furniture,fixtures, and equipment                    (30,684)           (831,633)
                                                                   ----------         -----------
          Net cash used in investing activities                    (1,277,897)        (18,281,885)
                                                                   ----------         -----------
FINANCING ACTIVITIES:

     Proceeds from issuance of long-term debt                       1,248,775           2,814,967
     Principal payments on long-term debt                            (200,450)        (14,981,894)
     Payments on notes payable to affiliates                           77,500          (1,624,909)
     Payments on capital lease obligations                            (23,100)            (25,845)
     Expenses of initial public offering                               ---             (1,659,375)
     Net proceeds from stock issuance                                  ---             59,998,950
     Distributions to partners                                       (285,420)         (1,131,014)
                                                                   ----------         -----------
          Net cash provided by
             financing activities                                     817,305          43,390,880
                                                                   ----------         -----------
NET CHANGE IN CASH AND CASH EQUIVALENTS                               234,984          26,493,307

CASH AND CASH EQUIVALENTS AT
     BEGINNING OF PERIOD                                              467,203             687,432
                                                                   ----------         -----------
CASH AND CASH EQUIVALENTS AT
     END OF PERIOD                                                   $702,187         $27,180,739
                                                                   ==========         ===========

         See accompanying notes to financial statements

                     Suburban Lodges of America, Inc.
                      Notes to Financial Statements
                               (Unaudited)

(1)  General Matters

     On May 29, 1996, Suburban Lodges of America, Inc. (the "Company") completed an initial public offering of 3,795,000 shares of common stock, including shares issued as a result of the exercise of the underwriters' over-allotment option, at $17.00 per share (the "Offering"). Just prior to the closing of the Offering, the Company acquired through merger and exchange of common stock for partnership interests, the assets of the corporations and partnerships (collectively, the "Predecessor Entities") which owned and operated all of the Suburban Lodges facilities then in operation or under development. The Company issued an aggregate of 875,189 shares of common stock and paid $2.9 million of cash to the partners and shareholders of the Predecessor Entities. The acquisition of the interests of the controlling shareholder, or partner, and his affiliates has been accounted for as if it were a pooling of interests with no increase in the carrying value for the interests acquired. The acquisition of facilities from third party sellers have been accounted for as purchases which resulted in an increase in the basis of the underlying assets acquired. The financial statements set forth herein reflect combined financial data for the Predecessor Entities for periods as of and ended prior to June 30, 1995, and financial data for the Company for periods as of and ended on or after June 30, 1996.

     Net proceeds to the Company from the Offering were approximately $60
million.   The Company used a portion of the proceeds from the Offering to: (i) repay approximately $21.0 million indebtedness assumed in connection with the Corporate Organization and (ii) payment of cash of approximately $7.6 million in connection with the acquisition of facilities. The balance of the net proceeds of approximately $31.4 million will be used to develop additional Suburban Lodge facilities and general corporate purposes.

(2)  Basis of Presentation

     The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements have been omitted. In the opinion of management, all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of financial position and results of operations have been made. These interim financial statements should be read in conjunction with the combined historical financial statements and the pro forma financial data, and notes thereto, presented in the Company's Registration Statement on Form S-1 (Registration No. 0-28108), as amended (the "Registration Statement"), and the Company's prospectus dated May 23, 1996, filed with the Securities and Exchange Commission.

     All significant intercompany balances and transactions have been eliminated.

(3)  Earnings per Share

     Prior to May 28, 1996, the assets of the Company were owned and operated by Suburban Lodges of America, Inc., its affiliates and the Predecessor Entities. The outstanding shares or other equity interest of the Predecessor Entities differ substantially from the shares of common stock of the Company outstanding after the offering. Accordingly, the Company believes that the presentation of historical per share information may not be meaningful.

     The pro forma earnings per share for the three month and six month periods ended June 30, 1996 have been calculated by dividing income before income taxes by the weighted average number of shares of common stock deemed to be outstanding during the respective periods. Income before tax has been adjusted to provide for income taxes (approximately $269,000 and $395,000 for the three month and six month periods ended June 30, 1996) assuming a 37.5% effective tax rate. Prior to May 29, 1996, the Company was not fully subject to income taxes because it consisted of partnerships and limited liability companies; however, if they had been subject to income taxes, pro forma net income after taxes would have been approximately $143,000 and $449,000 for the three month periods ended June 30, 1995 and 1996 and $221,000 and $657,000 for the six month periods ended June 30, 1995 and 1996, respectively, assuming a 37.5% effective tax rate.

     In accordance with Accounting Principles Board Opinion No. 15, the Company has also computed supplemental earnings per common share to be $.09 and $.15 for the three month and six month periods ended June 30, 1996, respectively. Supplemental net income of approximately $590,000 and $964,000 for the three month and the six month periods ended June 30, 1996, respectively, has been computed by adjusting historical net income for (i) the elimination of interest expense on debt repaid with a portion of the proceeds of the Offering; (ii) the inclusion of certain additional corporate operating expenses; (iii) adjustments to depreciation and amortization; (iv) the inclusion of Forest Park for the entire quarter; and (v) computation of income taxes for the entire period at a rate of 37.5%. The supplemental weighted average number of common shares outstanding (6,622,251) for both periods is based upon outstanding shares for the beginning of each period of 6,622,251 which were shares issued in connection with the Corporate Organization and its related stock split and the Offering as described in the Company's Registration Statement. Shares outstanding for purposes of computing supplemental earnings per share exclude 1,925,705 shares issued relative to amounts used for general corporate purposes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company believes the presentation of historical per share information may not be meaningful because of the difficulty in comparing the Company to the Predecessor Entities. However, assuming that the current number of shares totaling 8,547,956 had been outstanding for the three month period ended June 30, 1996, and certain adjustments were made to historical net income to give effect to the Offering and the business combinations with the Predecessor Entities (as detailed in the Company's Registration Statement), the adjusted net income per share would be $.07. The adjustments include Forest Park for the entire quarter, additional operating expenses, depreciation and amortization, elimination of interest expense, and adjustment to income taxes for the entire period at a rate of 37.5%.

COMPARISON OF THE QUARTER ENDED JUNE 30, 1996 TO THE QUARTER ENDED JUNE
30, 1995

     Total revenue for the quarter ended June 30, 1996 was approximately $2,084,000 which was an increase of $863,000 or 70.6 %, over the quarter ended June 30, 1995. Room revenue for the period increased by approximately $617,000 of which approximately $571,000 was attributable to the opening of the Matthews facility in August 1995 and the Conyers facility in April 1996 and the acquisition of the Forest Park facility in May 1996, $46,000 was attributable to facilities open throughout both periods. The increase in room revenue for facilities open throughout both periods resulted from a 3.9% increase in Weekly REVPAR from $134.47 to $139.75. The increase resulted from a 5.9% increase in the average weekly rates from $136.46 to $144.54 which was partially offset by a slight decrease in occupancy.

     Franchise and other revenue from corporate operations for the quarter ended June 30, 1996, which includes management, construction and development revenue, was approximately $296,000 an increase of $187,000, or approximately 172% over the quarter ended June 30, 1995. Development and construction revenue, which increased approximately $149,000 resulted from the development of two additional sites placed under construction for third party franchisees and construction management fees on several other properties under construction. The development and construction services which generated these revenues were performed pursuant to development agreements negotiated on a case by case basis.

     Facility operating expenses increased $304,000 or approximately 64.0% to $780,000 for the quarter ended June 30, 1996 from $475,000 for the quarter ended June 30, 1995. The majority of this increase $423,000 reflects the full quarter expenses of the Matthews and Conyers facilities and Forest Park since May 29, 1996 (the date of acquisition). The balance of the increase in facility operating expenses of $52,000, is related to increases in expenses at facilities open during the entire quarter. Depreciation and amortization increased $33,000 or approximately 34.1% principally as a result of the opening of the Matthews and Conyers facilities and the acquisition of the Forest Park facility.

     Corporate operating expenses increased $121,000 or approximately 60.5% to $321,000. This increase was due to the additional staffing in the financial and development segments of the business as well as upgrades and expansion of computer systems, corporate advertising and marketing programs, legal and professional fees, and executive compensation and benefit plans.

     Interest expense during the quarter ended June 30, 1996 increased $51,000 from an increase in indebtedness associated with the opening of the Matthews and Conyers facilities. Interest income in the amount of $139,000 was earned on the net proceeds from the initial public offering. As a result of the initial public offering, all existing debt was retired on or about May 29, 1996 resulting in no further interest expense through June 30, 1996.

COMPARISON OF THE SIX MONTH PERIOD ENDED JUNE 30, 1996 TO THE SIX MONTH ENDED JUNE 30, 1995

     Total revenue for the six month period ended June 30, 1996 was approximately $3,753,000 which was an increase of $1,389,000 or 58.8%, over the six month period ended June 30, 1995. Room revenue for the period increased by approximately $1,003,000 of which approximately $876,000 was attributable to the opening of the Matthews facility in August 1995, the Conyers facility in April 1996 and the acquisition of the Forest Park facility in May 1996; the additional $127,000 increase in revenue was attributable to facilities open throughout both periods. The increase resulted from a 4.0% increase in the average weekly rate from $132.63 to $151.25 which was partially offset by a slight decrease in occupancy.

     Franchise and other revenue from corporate operations for the six month period ended June 30, 1996, which includes management, construction and development revenue, was approximately $513,000 an increase of $312,000 or approximately 156% over the six month period ended June 30, 1995. Franchise revenue for the period increased $51,000 or approximately 46.7%, from $109,000 in 1995 to $160,000 in 1996. The additional franchise revenue reflects initial franchise fees on three new Suburban Lodge facilities in 1996 and increased royalties on open facilities. Development and construction revenue increased approximately $218,000 due to the development of three additional third party franchisee sites and construction management fees on several other third party franchisee properties.

     Facility operating expenses increased $441,000 or approximately 44.5% to $1,432,000 for the six month period ended June 30, 1996 from $991,000 for the six month period ended June 30, 1995. The majority of this increase reflects the full quarter expenses of the Matthews and Conyers facilities and Forest Park since May 29, 1996 (the date of acquisition). The balance of the increase in facility operating expenses of $84,000 is related to increases in expenses at facilities open during the entire quarter. Depreciation and amortization increased $45,000 or approximately 22.4% principally as a result of the opening of the Matthews and Conyers facilities and the acquisition of the Forest Park facility.

     Corporate operating expenses increased $227,000 or approximately 61.4% to $597,000, due to additional staffing in the financial and development segments of the business, corporate advertising and marketing programs, legal and professional fees, and executive compensation and benefit plans. Interest expense during the six month period ended June 30, 1996 increased to $554,000 from $442,000 in the six month period ended June 30, 1995. The increase in expense of $112,000 related to the indebtedness on the Matthews and Conyers facilities.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1996, the Company had cash and cash equivalents of approximately $27.2 million, consisting of a portion of the proceeds from the Offering. The Company plans to fund its development of additional extended stay facilities with available cash, cash generated from operations, and borrowings under the line of credit. Currently, the Company owns and operates ten existing facilities, has six facilities under construction, and has eight additional land parcels under contract. The Company believes that cash and the available line of credit, assuming the total credit of $50 million is obtained, will be sufficient to complete all six facilities currently under construction and complete the acquisition and development of an additional fifteen properties projected to open in 1997. During the six month period ended June 30, 1996, the Company generated cash flow from operations of $1,384,000 compared to $696,000 for the six month period ended June 30, 1995. Capital expenditures for the six month period ended June 30, 1996 totaled approximately $18.3 million, consisting primarily of the costs associated with the acquisition of land and construction of new facilities.

PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings
         -----------------

         None

Item 2.  Changes in Securities
         ---------------------

         None

Item 3.  Defaults upon Senior Securities
         -------------------------------

         None

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         None

Item 5.  Other Information
         -----------------

         None

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

     (a) The following exhibit is filed as a part of this report:

            Exhibit 27 - Financial Data Schedule

     (b)    None.  There are no reports on Form 8-K.

                                      Signatures


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              Suburban Lodges of America, Inc.


Date:  August 9, 1996         By:  /s/ DAVID E. KRISCHER
                                     David E. Krischer
                                     Chairman of the Board,
                                     President
                                     Chief Executive Officer



Date:  August 9, 1996         By:  /s/ TERRY J. FELDMAN
                                     Terry J. Feldman
                                     Vice President
                                     Chief Financial Officer
                                     (Principal Financial Officer)