Form 10-Q
period 1996-09-30
SUBURBAN LODGES OF AMERICA INC
filed 1996-10-30
CIK 1011449

                                UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                           Washington, D. C. 20549

                                   FORM 10-Q


(Mark One)
/X/               QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


              For the quarterly period ended September 30, 1996

                                       OR


/ /            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


            For the transition period from             to
                                            ----------    ----------

                        Commission File Number:  0-28108

                        Suburban Lodges of America, Inc.


       Georgia                                                   58-1781184
(State of Incorporation)                                     (I.R.S. Employer
                                                            Identification No.)



                              1000 Parkwood Circle
                                   Suite 850
                             Atlanta, Georgia 30339
                    (Address of principal executive offices)


                                  770-951-9511
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES /X/  NO / /


     Number of shares of Common Stock, $0.01 par value outstanding as of August 9, 1996:

                                   8,547,829

                        Suburban Lodges of America, Inc

                                     INDEX

PART I.  FINANCIAL INFORMATION                                                      PAGE

Item 1.  Financial Statements

         Balance Sheets at December 31, 1995 and September 30, 1996 (unaudited)      3

         Statements of Operations for the three month and nine month                 4
            periods ended September 30, 1995 and September 30, 1996 (unaudited)

         Statements of Cash Flows for the nine month periods ended                   5
            September 30, 1995 and September 30, 1996 (Unaudited)

         Notes to Financial Statements                                               6

Item 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                                    8

PART II. OTHER INFORMATION AND SIGNATURES                                           11

         Signatures                                                                 12

                       SUBURBAN LODGES OF AMERICA, INC.
                                BALANCE SHEETS

                                                                    (Unaudited)
                                                    December 31,   September 30,
                                                        1995            1996
                                                    ------------   -------------
                                    ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                         $   687,432     $19,709,360
  Prepaid and other assets                              180,116         668,460
  Advances to affiliates                                  5,000         100,000
  Current deferred tax asset                             33,611          93,702
                                                    -----------     -----------
      Total current                                     906,159      20,571,522
                                                    -----------     -----------
DEFERRED TAX ASSET                                            0         183,000
                                                    -----------     -----------
DEFERRED EXPENSES-NET                                   461,526         427,941
                                                    -----------     -----------

INVESTMENT IN FACILITIES- AT COST:
  Land                                                2,386,633       3,049,035
  Building                                            9,359,201      21,597,898
  Furniture and fixtures                              1,004,875       2,215,212
  Equipment                                             888,162       1,181,806
  Construction in progress                            1,988,674      14,403,096
                                                    -----------     -----------
                                                     15,627,545      42,447,047
  Less accumulated depreciation                      (1,990,982)     (2,410,890)
                                                    -----------     -----------
    Net investment in facilities                     13,636,563      40,036,157
                                                    -----------     -----------

                                                    $15,004,248     $61,218,620
                                                    ===========     ===========

                        LIABILITIES AND TOTAL CAPITAL

CURRENT LIABILITIES:
  Current portion of long term debt                 $   640,413              $0
  Current portion of notes payable to affiliates      1,052,511               0
  Accounts payable, trade                                82,369         387,683
  Construction accounts payable                         544,602       1,128,331
  Accrued interest                                      137,228               0
  Accrued expenses and other liabilities                179,178         430,749
  Unearned franchise fees                               143,500         250,230
  Income taxes payable                                        0         380,651
                                                    -----------     -----------
  Total current                                       2,779,801       2,577,644

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS         11,552,359
LONG-TERM NOTES PAYABLE TO AFFILIATES                   572,398
                                                    -----------     -----------
      Total liabilities                              14,904,558       2,577,644

SHAREHOLDERS' EQUITY(DEFICIT):
  Common stock                                               15          85,495
  Additional paid-in capital                                999      57,305,871
  Retained earnings (deficit)                        (1,561,685)      1,249,610
  Partners' and members capital                       1,660,361
                                                    -----------     -----------
      Total capital                                      99,690      58,640,976
                                                    -----------     -----------

                                                    $15,004,248     $61,218,620
                                                    ===========     ===========


               See accompanying notes to financial statements.

                       SUBURBAN LODGES OF AMERICA, INC.
                           STATEMENTS OF OPERATIONS


                                 (UNAUDITED)


                                              NINE MONTHS ENDED                   THREE MONTHS ENDED
                                         SEP 30, 1995   SEP 30, 1996          SEP 30, 1995   SEP 30, 1996
                                         ------------   ------------          ------------   ------------
REVENUE:
  Room revenue                            $3,171,204     $5,329,032            $1,147,193     $2,302,376
  Other facility revenue                     210,060        381,416                70,891        167,810
  Franchise and other revenue                314,985        702,575               114,504        189,980
                                          ----------     ----------            ----------     ----------
      Total revenue                        3,696,249      6,413,023             1,332,588      2,660,166
                                          ----------     ----------            ----------     ----------

COSTS AND EXPENSES:
  Facility operating expenses              1,518,894      2,578,303               527,643      1,146,103
  Corporate operating expenses               553,993        974,163               184,142        377,067
  Related party consulting                     9,000         10,000                 3,000              0
  Depreciation and amortization              299,307        438,042                97,733        191,319
                                          ----------     ----------            ----------     ----------
      Total costs and expenses             2,381,194      4,000,508               812,518      1,714,489
                                          ----------     ----------            ----------     ----------


OPERATING INCOME                           1,315,055      2,412,515               520,070        945,677

INTEREST INCOME                                             347,228                              208,147
INTEREST EXPENSE                            (688,418)      (553,943)             (246,395)
                                          ----------     ----------            ----------     ----------
                                             626,637      2,205,800               273,675      1,153,824
INCOME TAX EXPENSE                                          585,860                              432,684
                                          ----------     ----------            ----------     ----------

NET INCOME                                $  626,637     $1,619,940            $  273,675     $  721,140
                                          ==========     ==========            ==========     ==========

Pro forma earnings per share (Note 3):

Weighted average shares outstanding                       5,918,623
                                                         ==========

Pro forma earnings per common share                         $.23
                                                         ==========

Earnings per share (Note 3):

Weighted average shares
   outstanding                                                                                 8,547,829
                                                                                              ==========

Earnings per common share                                                                        $.08
                                                                                              ==========



               See accompanying notes to financial statements.

                       SUBURBAN LODGES OF AMERICA, INC.
                           STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                        NINE MONTHS ENDED SEPTEMBER 30
                                                             1995           1996
                                                        ------------   ---------------
OPERATING ACTIVITIES:
Net income                                                $  626,637   $ 1,619,940
Adjustments to reconcile net income to
  net cash provided by operating activities:
  Depreciation and amortization                              299,307       438,042
  Changes in assets and liabilities:
    Prepaid expenses and other assets                        (50,445)     (488,344)
    Advances to affiliates                                   (29,500)      (95,000)
    Current deferred tax asset                                             (60,091)
    Deferred expenses, net                                  (106,497)     (163,916)
    Change in unearned fees                                                106,730
    Accounts payable, trade                                   (7,499)      305,314
    Accrued expenses                                         240,725       251,571
    Accrued interest                                         (46,193)     (137,228)
    Income taxes payable                                                   380,651
                                                          ----------   -----------
      Net cash provided by operating activities              926,535     2,157,669
                                                          ----------   -----------

INVESTING ACTIVITIES:
    Purchase of land                                        (263,000)     (662,402)
    Construction in progress                                (332,936)  (12,414,422)
    Construction accounts payable                                          583,729
    Expenditures for buildings and improvements           (2,342,199)  (12,238,697)
    Purchase of furniture,fixtures, and equipment           (230,054)   (1,503,981)
                                                          ----------   -----------
      Net cash used in investing activities               (3,168,189)  (26,235,773)
                                                          ----------   -----------

FINANCING ACTIVITIES:
    Additions to loan closing costs                                       (250,000)
    Proceeds from issuance of long-term debt               2,924,963     2,814,967
    Principal payments on long-term debt                    (270,107)  (14,981,894)
    Payments on notes payable to affiliates                  133,500    (1,624,909)
    Payments on capital lease obligations                    (28,763)      (25,845)
    Proceeds from stock issuance                                        64,515,000
    Offering costs                                                      (6,223,486)
    Contributions from partners                              263,000
    Redemption of minority interest and other
      distributions associated with the
       corporate organization                                             (485,160)
    Distributions to partners                               (576,547)     (638,641)
                                                          ----------   -----------
      Net cash provided by financing activities            2,446,046    43,100,032
                                                          ----------   -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                      204,392    19,021,928

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD             467,203       687,432
                                                          ----------   -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                $  671,595   $19,709,360
                                                          ==========   ===========

               See accompanying notes to financial statements.

                        Suburban Lodges of America, Inc.
                         Notes to Financial Statements
                                  (Unaudited)

(1)  General Matters

     On May 29, 1996, Suburban Lodges of America, Inc.(the "Company") completed an initial public offering of 3,795,000 shares of common stock, including 495,000 shares issued as a result of the exercise of the underwriters' over-allotment option, at $17.00 per share (the "Offering"). Just prior to the closing of the Offering, the Company acquired through merger and exchange of common stock for partnership and limited liability company interests, the assets of the limited liability companies and partnerships (collectively, the "Predecessor Entities") which owned and operated 16 Suburban Lodges facilities then in operation, construction or under development. The Company issued an aggregate of 1,019,376 shares of common stock and paid $7.6 million of cash to the partners and members of the Predecessor Entities. The acquisition of all but two of the facilities acquired from the Company's controlling shareholder and his partners and affiliates were accounted for as if they were a pooling of interests. Accordingly, there was no increase in the carrying value of such interests. The purchase method of accounting was applied with respect to the acquisition of two of the facilities from the controlling shareholder and his partners and affiliates. In addition, the purchase method of accounting was applied with respect to the acquisition of five facilities from third parties.

     Net proceeds to the Company from the Offering were approximately $58.6
million.   The Company used a portion of the proceeds from the Offering to: (i)
repay approximately $21.0 million of indebtedness assumed in connection with the Corporate Organization and (ii) payment of cash of approximately $7.6 million in connection with the acquisition of facilities. The balance of the net proceeds of approximately $30.0 million will be used to develop additional Suburban Lodge facilities and for general corporate purposes.

(2)  Basis of Presentation

     The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements have been omitted. In the opinion of management, all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of financial position and results of operations have been made. These interim financial statements should be read in conjunction with the combined historical financial statements and the pro forma financial data, and notes thereto, presented in the Company's Registration Statement on Form S-1 (Registration No. 333-2876), as amended (the "Registration Statement"), and the Company's prospectus dated May 23, 1996, filed with the Securities and Exchange Commission.

     All significant intercompany balances and transactions have been eliminated.


(3)  Earnings per Share

     Prior to May 28, 1996, the assets of the Company were owned and operated by Suburban Lodges of America, Inc. and its affiliates and the Predecessor Entities. The outstanding shares or other equity interests of the Predecessor Entities differ substantially from the shares of common stock of the Company outstanding after the Offering. Accordingly, the Company believes that the presentation of historical per share information may not be meaningful.

     Earnings per common share for the three month period ended September 30, 1996, are computed by dividing net income by the weighted average shares outstanding for the period.

     The pro forma earnings per share for the nine month period ended September 30, 1996 have been calculated by dividing net income adjusted to provide for income taxes (approximately $827,000 for the nine month period ended September 30, 1996) assuming a 37.5% effective tax rate by the weighted average number of shares of common stock deemed to be outstanding during the period. Prior to May 29, 1996, the Company was not fully subject to income taxes because it consisted of partnerships and limited liability companies; however, if they had been subject to income taxes, pro forma net income after taxes would have been approximately $171,000 for the three month period ended September 30, 1995 and $392,000 and $1,379,000 for the nine month periods ended September 30, 1995 and 1996, respectively, assuming a 37.5% effective tax rate.

     In accordance with Accounting Principles Board Opinion No. 15, the
Company has also computed supplemental earnings per common share to be $0.21 for the nine month period ended September 30, 1996. Supplemental net income of approximately $1,573,000 for the nine month period ended September 30, 1996 has been computed by adjusting historical net income for (i) the elimination of interest expense on debt repaid with a portion of the proceeds of the Offering; (ii) the inclusion of certain additional corporate operating expenses; (iii) adjustments to depreciation and amortization; (iv) the inclusion of Forest Park for the entire period; and (v) the computation of income taxes for the entire period at a rate of 37.5%. For the period January 1, 1996 to May 29, 1996, the supplemental weighted average number of common shares outstanding is based upon outstanding shares for the beginning of the period of 6,622,251 which were shares issued in connection with the Corporate Organization and its related stock split and the Offering as described in the Company's Registration Statement. Through May 29, 1996, shares outstanding for purposes of computing supplemental earnings per share exclude 1,925,705 shares issued relative to amounts used for general corporate purposes. All shares outstanding (8,547,829) are included in the calculation of supplemental weighted average shares for the period May 30, 1996 to September 30, 1996. Supplemental weighted average shares outstanding for the nine month period ended September 30, 1996 are 7,496,873 based upon the above.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


COMPARISON OF THE QUARTER ENDED SEPTEMBER 30, 1996 TO THE QUARTER ENDED SEPTEMBER 30, 1995

     Total revenue for the quarter ended September 30, 1996 was approximately $2,660,000, which was an increase of $1,328,000, or 99.6%, over the quarter ended September 30, 1995. Room revenue for the period increased by approximately $1,155,000 of which approximately $1,105,000 was attributable to the full quarter results of the Matthews, Conyers, Forest Park and Douglasville facilities and the partial quarter results for the Louisville and Jonesboro facilities, which opened during the quarter. $50,000 was attributable to facilities open throughout both periods. The increase in room revenue for facilities open throughout both periods resulted from a 7.2% increase in Weekly REVPAR from $134.62 to $144.37. The increase resulted from a 10.0 % increase in average weekly rates from $137.67 to $151.38, which was partially offset by a slight decrease in occupancy.

     Franchise and other revenue from corporate operations for the quarter ended September 30, 1996, which includes management, construction and development revenue, was approximately $190,000, an increase of $75,000, or approximately 65.9%, over the quarter ended September 30, 1995. This increase reflects the initial fees earned on several new openings as well as the development fees on one new site placed under construction for a third party franchise.

     Facility operating expenses increased $618,000, or approximately 117%, to $1,146,000 for the quarter ended September 30, 1996, from $528,000 for the quarter ended September 30, 1995. The majority of this increase reflects the full quarter expenses of the Matthews, Conyers, Forest Park and Douglasville facilities, which totaled approximately $374,000, and the partial quarter expenses of Louisville and Jonesboro totaling approximately $148,000, which opened during the quarter. The balance of the increase in facility operating expenses of $96,000 is related to facilities open during the entire quarter. Depreciation and amortization increased $94,000, or approximately 95.8%, principally as a result of the facilities which opened in 1996, noted above, partial quarter costs for Louisville and Jonesboro, and the acquisition of the Forest Park facility.

     Corporate operating expenses increased $193,000, or approximately 105%, to
$377,000.   This increase was due to the additional staffing in the financial, operational and development segments of the business resulting from the new openings and expanded growth plans. In addition, the Company incurred additional expenses in legal and professional fees, insurance, and other expenses related to being a public company

     As a result of the initial public offering, all existing debt was retired on or about May 29, 1996, resulting in no further interest expense through
September 30, 1996.   This created a decrease in interest expense for the
quarter of $246,000. Interest income, in the amount of $208,000, was earned on the net proceeds from the initial public offering. Income tax expense increased by $433,000 as compared to 1995 because the Company became a taxable entity in 1996.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1996 TO THE NINE MONTHS ENDED SEPTEMBER 30, 1995

     Total revenue for the nine month period ended September 30, 1996 was approximately $6,413,000, which was an increase of $2,717,000, or 73.5%, over the nine month period ended September 30, 1995. Room revenue for the period increased by approximately $2,158,000, of which approximately $1,988,000 was attributable to the opening and full year-to-date results of the Matthews facility which opened in August 1995, the partial year-to-date room revenue for facilities which opened in 1996, as well as the acquisition of the Forest Park facility in May 1996. Approximately $170,000 of the increase in revenue was attributable to facilities open throughout both periods, reflecting an 8.2% increase in Weekly REVPAR for those facilities. The increase in total room revenue resulted from a 17.3% increase in the average weekly rate from $134.31 to $157.59, which reflects additional revenue at two facilities as a result of the Olympics and an increase in the availability of deluxe rooms at the facilities which opened in 1996. This increase was partially offset by a decrease in occupancy of 5.4%, which resulted from the number of new facilities opened in 1996 and the need to commence a normal rent-up process immediately following the Olympics at the two most recently opened facilities in the Atlanta metropolitan area.

     Franchise and other revenue from corporate operations for the nine month period ended September 30, 1996, which includes management, franchise and development revenue, was approximately $703,000, an increase of $388,000, or approximately 123.2%, over the nine month period ended September 30, 1995. Franchise revenue for the period increased $139,000, or approximately 93.2%, from $149,000 in 1995 to $288,000 in 1996. The additional franchise revenue reflects initial franchise fees on six new Suburban Lodge facilities opened in 1996 (including two facilities acquired in the Corporate Organization) and increased royalties on open facilities. Development and construction revenue increased approximately $211,000 due to the accelerated development of additional facilities during 1996, all of which were later acquired by the Company in the Corporate Organization.

     Facility operating expenses increased $1,059,000, or approximately 69.7%, to $2,578,000 for the nine month period ended September 30, 1996 from $1,519,000 for the nine month period ended September 30, 1995. The majority of this increase reflects the opening and full year-to-date expenses for the Matthews facility and the partial year expenses for the four facilities which opened in 1996 and the Forest Park facility which was acquired in May 1996. The balance of the increase in facility operating expenses of $155,000 is related to increases in expenses at facilities open during the entire period for both
periods.   Depreciation and amortization increased $139,000, or approximately
46.4%, principally as a result of the facilities opened in 1996 and the acquisition of the Forest Park facility. Facility operating margin decreased from 55.1% to 54.8% from September 30, 1995 to September 30, 1996, due primarily to fixed operating costs associated with new facilities opened in 1996.

     Corporate operating expenses increased $420,000, or approximately 75.8%, to $974,000, due to additional staffing in the financial, management and development sections of the business, legal and professional fees associated with being a public company and executive compensation and benefit plans. Interest expense during the nine month period ended September 30, 1996 decreased to $554,000 from $688,000 in the nine month period ended September 30, 1995. The decrease is primarily attributable to the use of a portion of the net proceeds from the initial public offering ("IPO") to retire all the then existing debt. Income tax expense increased by $586,000 as compared to 1995, because the Company became a taxable entity in 1996.

LIQUIDITY AND CAPITAL RESOURCES

     The Company applied a portion of the net proceeds from the IPO to the repayment of approximately $21 million in debt, plus accrued interest, and paid approximately $7.6 million in connection with the acquisition of certain facilities as part of the Corporate Organization, leaving approximately $30 million available for development of additional Suburban Lodge facilities and general corporate purposes. Since the IPO, the Company has used a portion of the net proceeds from the IPO and cash flow from operations to fund development and construction of additional facilities and for working capital. As of September 30, 1996, the Company had cash and cash equivalents of approximately $19.7 million, and it has not yet borrowed any funds under the Line of Credit.

     The Company anticipates that the total development and construction costs for completion of the nine Company-owned Construction Facilities and the eight Company-owned Development Facilities will be approximately $60 million, of which $8.8 million has already been spent as of September 30, 1996. The Company anticipates that the total cost to open all 24 Company-owned facilities expected to open by the end of 1997 will be approximately $85 million. The Company intends to fund the development and construction of these facilities with existing cash balances, the net proceeds from a proposed offering of 4,000,000 shares of Common Stock for which a registration statement was filed with the Securities and Exchange Commission contemporaneously with the filing of this Form 10-Q, cash flow from operations and borrowings under the Line of Credit. The Company anticipates that in the immediate future a typical 136-guest room Suburban Lodge facility will cost approximately $3.55 million (approximately $26,000 per guest room) to develop and construct, including building structures, improvements, furniture, fixtures, equipment, land and pre-opening costs. The foregoing statements constitute forward looking statements within the meaning of the Private Securities Litigation Action Act of 1995. Such statements involve known and unknown risks, uncertainties and other factors which may cause such statements to become inaccurate.

        The Company has obtained a $25 million Line of Credit with PNC Bank, Kentucky, Inc. ("PNC"), a commitment from PNC to increase the Line of Credit to $50 million, and a preliminary commitment from its lenders to increase the Line of Credit to $100 million, which is subject to obtaining other participating lenders, although there can be no assurance that such lenders will be obtained. Borrowings under the Line of Credit will bear interest at the Company's election at (i) the higher of PNC's prime rate plus three-quarters of one percent or the Federal Funds rate plus one and one-quarter percent or ( ii ) the Euro-Rate plus two and one-quarter percent. The debt due under the Line of Credit matures on September 25, 1998; advances under the Line of Credit are secured by substantially all of the Company's assets, and the Company may not incur additional debt on the assets securing the Line of Credit. Advances under the Line of Credit may not exceed 45% of the appraised value of the Company-owned facilities based on PNC-commissioned appraisals. The Line of Credit contains the following financial covenants: maintenance of minimum debt service coverage ratio of 2.25x, a minimum ratio of earnings before interest, taxes, depreciation and amortization to consolidated debt service of 2.50x and a maximum ratio of consolidated debt to the market value of the Company of 45%. In addition, the Company may not incur any unsecured debt (other than normal trade payables), may not incur more than $50 million of recourse debt (including the Line of Credit), must limit investment in facilities under development and land to 35% of the market value of the Company and must maintain a net worth equal to or greater than $30 million plus 80% of the aggregate net proceeds received by the Company from any equity offering subsequent to the closing of the Line of Credit. Further, no more than 15% of Company-owned facilities may be concentrated in a single Metropolitan Statistical Area ("MSA"), excluding the Atlanta, Georgia and Charlotte, North Carolina MSAs and the Company may not own more than 10 facilities in the Atlanta, Georgia MSA or four facilities in the Charlotte, North Carolina MSA without PNC's consent. Borrowings under the Line of Credit may be prepaid without prepayment penalty.

     In the future, the Company may seek to increase the amount of its credit facilities, negotiate additional credit facilities or issue corporate debt or equity securities. Any debt incurred or issued by the Company may be secured or unsecured, fixed or variable rate interest and may be subject to such terms as the Board of Directors of the Company deems prudent.

     The Company believes that existing cash balances, the net proceeds to the Company from the proposed offering described above, cash generated from operations and borrowings under the Line of Credit, will be sufficient to meet the Company's working capital and capital expenditure needs through the end of 1997. However, additional capital may be necessary for the Company to execute its long-term development plans, and there can be no assurance that the proposed offering will be completed.

Part II.  Other Information

     Items 1 through 4 are not applicable

     Item 5 Other information

     Contemporaneously with the Filing of this 10-Q, the Company filed a registration statement on Form S-1 with the Securities and Exchange Commission to register an additional 4,243,000 shares of common stock, 4,000,000 of which will be sold by the Company and 243,000 of which will be sold by certain selling shareholders.

     Item 6  Exhibits and Reports on Form 8-K

      (a)  Exhibits

      *10.17 - Credit Agreement by and among Suburban Lodges of America, Inc., the Guarantors identified therein, the Banks identified therein, and PNC Bank, Kentucky, Inc.

      *10.18 - Sublease between Suburban Lodges of America, Inc. and Omni
               Insurance Company

      *27.1  - Financial Data Schedule (For SEC use only)
__________
*Incorporated herein by reference to the Registrant's Registration Statement on Form S-1 under the Securities Act of 1933 filed contemporaneously with this Form 10-Q.

      (b)  Reports on Form 8-K
              None

                                   Signatures


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    Suburban Lodges of America, Inc.



Date:  October 29, 1996             By:  /s/ DAVID E. KRISCHER
                                       --------------------------------
                                       David E. Krischer
                                       Chairman of the Board,
                                       President
                                       Chief Executive Officer



Date:  October 29, 1996             By:  /s/ TERRY J. FELDMAN
                                       --------------------------------
                                       Terry J. Feldman
                                       Vice President
                                       Chief Financial Officer
                                       (Principal Financial Officer)