Form 10-Q/A
period 1996-09-30
SUBURBAN LODGES OF AMERICA INC
filed 1996-12-17
CIK 1011449

                                UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                           Washington, D. C. 20549

                                 FORM 10-Q/A


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

YES /X/  NO / /


     Number of shares of Common Stock, $0.01 par value outstanding as of September 30, 1996:

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

     The Company anticipates that the total development and construction costs for completion of the nine Company-owned Construction Facilities and the eight Company-owned Development Facilities will be approximately $60 million, of which $8.8 million has already been spent as of September 30, 1996. The Company anticipates that the total cost to open all 24 Company-owned facilities expected to open by the end of 1997 will be approximately $85 million. The Company intends to fund the development and construction of these facilities with existing cash balances, the net proceeds from the offering of 2,977,983 shares of Common Stock for which a registration statement, as amended, was filed with the Securities and Exchange Commission on November 20, 1996, cash flow from operations and borrowings under the Line of Credit. The Company anticipates that in the immediate future a typical 136-guest room Suburban Lodge facility will cost approximately $3.55 million (approximately $26,000 per guest room) to develop and construct, including building structures, improvements, furniture, fixtures, equipment, land and pre-opening costs. The foregoing statements constitute forward looking statements within the meaning of the Private Securities Litigation Action Act of 1995. Such statements involve known and unknown risks, uncertainties and other factors which may cause such statements to become inaccurate.

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

     The Company believes that existing cash balances, the net proceeds to the Company from the offering described above, cash generated from operations and borrowings under the Line of Credit, will be sufficient to meet the Company's working capital and capital expenditure needs through the end of 1997. However, additional capital may be necessary for the Company to execute its long-term development plans.

Part II.  Other Information

     Items 1 through 4 are not applicable

     Item 5 Other information

        On November 20, 1996, the Company filed a registration statement, as amended, on Form S-1 with the Securities and Exchange Commission to register an additional 3,000,000 shares of common stock, 2,977,983 of which were sold by the Company and 22,017 of which were sold by certain selling shareholders.

     Item 6  Exhibits and Reports on Form 8-K

      (a)  Exhibits

      *10.17 - Credit Agreement by and among Suburban Lodges of America, Inc., the Guarantors identified therein, the Banks identified therein, and PNC Bank, Kentucky, Inc.

      *10.18 - Sublease between Suburban Lodges of America, Inc. and Omni
               Insurance Company

     **27.1  - Financial Data Schedule (For SEC use only)
__________
*Incorporated herein by reference to the Registrant's Registration Statement on Form S-1, as amended, under the Securities Act of 1933, filed on November 20, 1996.


** Filed herewith.

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