Form 10-K
period 1996-12-31
SUBURBAN LODGES OF AMERICA INC
filed 1997-03-28
CIK 1011449

                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549
                              FORM 10-K

        /x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934.

             For the fiscal year ended December 31, 1996

                         Commission File No. 0-28108

                  SUBURBAN LODGES OF AMERICA, INC.
       ------------------------------------------------------
       (Exact name of Registrant as specified in its charter)

                             (Georgia)
   --------------------------------------------------------------
   (State or other jurisdiction of incorporation or organization)

                              581781184
                ------------------------------------
                (I.R.S. Employer Identification No.)

      1000 Parkwood Circle, Suite 850, Atlanta, Georgia  30339
   ------------------------------------------------------------
   (Address of principal executive offices)            (Zip Code)

 Registrant's telephone number, including area code:  (770) 951-9511

Name of each exchange on which registered:   NASDAQ
                                           -----------
Securities registered pursuant to Section 12(g) of the Act: Common
                                                            ------
Stock, Par Value $0.01 Per Share
--------------------------------

Securities registered pursuant to Section 12(b) of the Act:  _______

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes   X    No
                           ----     -----
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10K. [ ]

     The aggregate market value of the voting stock held by non-affiliates (which for purposes hereof are all holders other than executive officers and directors) of the Registrant as of February 28, 1997 is $168,244.206.50 (based on 8,518,694 shares outstanding at $19.75 per share; the last sales price on the NASDAQ Stock Market on February 28, 1997).

     At February 28, 1997 there were issued and outstanding
12,127,502 shares of Common Stock, par value $0.01 per share, outstanding.

                 DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Registrant's definitive Proxy Statement for the 1997 Annual Meeting of Shareholders are incorporated by reference into Part III.

                               PART I
ITEM 1.  BUSINESS.

GENERAL

   Suburban Lodges of America, Inc. (the "Company" or "Suburban") was incorporated in Georgia in 1987. The Company develops, owns, manages and franchises Suburban Lodge(R) hotels, which are economy extended stay lodging facilities designed to appeal to value-conscious guests seeking to "Lodge for Less." (SM) The Company believes that the Suburban Lodge chain is one of the largest lodging chains (based on number of guest rooms and facilities) devoted to serving the economy extended stay market. Suburban Lodge guest rooms are fully furnished and include a combination living room and bedroom, a bathroom and a fully equipped kitchenette.

   The extended stay segment of the lodging industry, which includes economy extended stay hotels, is a relatively small but growing segment of the lodging industry. Suburban believes that the extended stay market offers a number of attractive investment characteristics compared to traditional hotels, including higher than industry average occupancy rates and operating margins. Based upon the high occupancy rates of its existing hotels and published occupancy rates for other participants in the extended stay market, the Company believes that Suburban Lodge hotels appeal to an underserved and growing segment of guests in the extended stay market. These guests include business travelers (particularly those with limited or no expense accounts), individuals on temporary work assignments, persons between domestic situations, persons relocating or purchasing a home, tourists and other value-conscious customers desiring low-cost, longer-term, quality accommodations with fully equipped kitchenettes. Individuals on temporary work assignments and persons relocating or purchasing a home constitute the two largest groups of guests.

   The Company believes that several features differentiate Suburban and its hotels from, and provide a competitive advantage over, traditional and other extended stay lodging hotels such as: (i) its low weekly rates; (ii) provision of fully-equipped kitchenettes;
(iii) marketing and pricing to appeal to longer guest stays; (iv) higher occupancy rates; (v) operating efficiencies; (vi) standard design and low construction costs; (vii) attractive unit economics; and (viii) franchising opportunities.

SIGNIFICANT ACQUISITIONS

   In connection with and prior to the Company's initial public offering ( "IPO") of its Common Stock on May 23, 1996, the Company entered into a number of transactions with certain of its officers and directors and their affiliates in order to restructure the Company and its operations for public ownership. Through a merger with partnerships and limited liability companies (the "Affiliated Entities") in which Messrs. David E. Krischer (the Chairman of the Company's board of directors, the Chief Executive Officer and President), James R. Kuse and Michael McGovern, each of whom is a director of the Company, and other officers had an interest, the Company acquired 11 extended stay hotels (including four which were under construction at the time) for a combination of cash and Common Stock of the Company.

   In connection with these transactions, the owners of the Affiliates Entities received (i) an aggregate of 875,062 shares of Common Stock with a value of approximately $15.0 million based upon the IPO price of $17.00 per share, including 784,008 shares which were issued to affiliates of the Company (including 307,144 shares to Mr. Krischer, 199,333 shares to Mr. Kuse and his affiliates, 131,735 shares to Mr. McGovern, an aggregate of 124,630 shares issued to investors in HS II Associates, L.P. and HS III Associates, L.P. (significant investors in many of the Affiliated Entities and together the second largest shareholder of the Company prior to this corporate reorganization (the "Corporate Reorganization"), hereinafter referred to as "HS Associates") and 21,166 shares issued to the other officers of the Company as a group) and (ii) $2.9 million in cash (including $84,600 to Mr. Krischer, $545,700 to Mr. Kuse and his affiliates, $386,600 to Mr. McGovern and $48,000 to the other officers of the Company as a group). The Company also paid $385,000 in cash to acquire certain minority interests in one of the Affiliated Entities and paid a $100,000 development fee (of which $25,000 was paid to Mr. Krischer). The Company also assumed an aggregate of approximately $16.4 million of indebtedness secured by the Affiliated Facilities and approximately $1.2 million owed to affiliates of the Company, including approximately $124,400 to Mr. Krischer and his affiliates, $1.0 million to Mr. Kuse and his affiliates and $81,250 to Mr. McGovern.

   In addition, the Company also acquired five extended stay facilities (including two construction and two development facilities) (the "Third Party Facilities") from third party sellers by either mergers or through the acquisition of assets. The aggregate purchase price for the Third Party Facilities was $10 million of which $4.7 million was paid in cash and the balance was paid with 144,314 shares of Common Stock.


BUSINESS STRATEGY

   Suburban's business objective is to become a national provider of economy extended stay lodging hotels. The Company intends to achieve its objective through the execution of its growth and operating strategies. Suburban's growth strategy is to develop additional Company-owned hotels and to franchise the Suburban Lodge concept to independent developers and operators as well as to passive investors who will retain the Company to develop and manage their Suburban Lodge hotels. The Company's principal operating strategies are to (i) provide its guests with clean, comfortable and attractive accommodations at weekly rates substantially lower than those offered by most traditional and other extended stay lodging hotels; (ii) control operating costs at each of its hotels and maintain above industry average operating margins and (iii) ensure guest satisfaction through a commitment to customer service.

   GROWTH STRATEGY

   COMPANY-OWNED DEVELOPMENT. At December 31, 1996, the Company owned and operated 14 Suburban Lodge hotels and franchised ten additional Suburban Lodge hotels located in six southeastern states. The Company intends to continue the growth of the Suburban Lodge chain in 1997 by opening approximately 40 additional Suburban Lodge hotels, 22 of which are expected to be Company-owned. The addition of these 40 hotels should result in a total of 64 Suburban Lodge hotels by the end of 1997. Fourteen of these hotels (seven Company-owned and seven franchised) expected to open in 1997 were under construction at December 31, 1996, and 26 of the hotels (13 Company-owned and 13 franchised) expected to open in 1997 were under development at December 31 1996. Also, the Company and its franchisees are seeking and negotiating to acquire suitable sites for the development of additional Suburban Lodge hotels projected to open in 1998. It is not certain that the Company and its franchisees will be able to complete the development of all of these hotels, or to complete them on schedule.

   Suburban initially plans to develop and operate Company-owned hotels in the Southeast and Midwest and to franchise the Suburban Lodge system on a nationwide basis. The Company also intends to develop and operate Company-owned hotels on a nationwide basis, but it has no specific timetable for such expansion. By initially clustering the Company-owned hotels in these regions, Suburban believes that it will increase consumer awareness of the Suburban Lodge(R) brand name and achieve efficiencies in purchasing, marketing and management. In selecting particular cities, the Company plans to identify markets that have high levels of employment and MSAs with populations of 150,000 or more. In considering specific development sites, the Company reviews demographic and traffic studies, the availability and pricing of suitable sites, the costs and risks of developing and any other factors deemed relevant, including site selection criteria based on the experience of the existing hotels. In particular, the Company looks for sites that are exposed to heavily-traveled thoroughfares with nearby retail and restaurant developments and that are located in areas with a substantial number of employers.

   FRANCHISING AND THIRD PARTY DEVELOPMENT AND MANAGEMENT ACTIVITIES. In addition to operating Company-owned Suburban Lodge hotels, the Company franchises Suburban Lodge hotels. In particular, the Company franchises the Suburban Lodge concept to independent developers and operators, and also intends to franchise the Suburban Lodge concept to passive investors who may retain the Company to develop and manage their Suburban Lodge hotels. Suburban considers its franchisees to be an integral component of its continued growth and believes its relationship with its franchisees is good. Through franchising, the Company intends to accelerate the growth of the Suburban Lodge chain, thereby increasing its market presence and brand awareness in both new and existing markets, while generating incremental revenues at an attractive margin. Further, the Company anticipates that the development of a large network of lodging hotels will result in economies of scale in management, marketing and purchasing. Suburban intends to offer franchising opportunities on a national level and believes that its existing infrastructure and experience in franchising the Suburban Lodge concept will be an important factor in executing its franchising strategy.

   OPERATING STRATEGIES

   Suburban's principal operating strategies are to (i) provide its guests with clean, comfortable and attractive accommodations at weekly rates substantially lower than those offered by most traditional and other extended stay hotels; (ii) control the operating costs at each of its hotels and maintain above industry average operating margins; and (iii) ensure guest satisfaction through a commitment to customer service. Suburban's principal operating strategy is to offer its guests weekly rates substantially lower than those offered by most traditional and other extended stay lodging hotels. The average weekly rate at the seven "same store" hotels (hotels which were open in 1995 and during a comparable period in 1996) during 1996 was $148.27. The average weekly rate at the 14 facilities open during fiscal year 1996 was $155.84. The Company believes that its high occupancy is primarily a result of a combination of its low weekly rates, which appeal to a broad base of potential guests, and its guest room amenities. In addition, Suburban seeks to minimize costs throughout its operations. The Company is able to control its operating costs because it operates each facility with a staff of approximately six to eight full-time employees, which is smaller than the staffs at most traditional lodging facilities, maintains limited office hours and provides weekly rather than daily housekeeping. In addition, because the average guest stay is approximately five to six weeks, the Company has been able to minimize its marketing and advertising efforts while maintaining high occupancies. Longer guest stays also reduce guest check-in traffic and the administrative costs of the hotels.

TRADEMARKS

   The trade name "Suburban Lodge" and the service mark "Lodge for Less" and related logos are actively used and are significant to the Company's business. All of these marks have been registered on the Principal Register of the United States Patent and Trademark Office. The term for the registration of the "Suburban Lodge" trademark extends to November 2004 on the Principal Register, at which time it may be renewed for successive ten-year periods. The term for the registration of the Suburban Lodge name and design logo extends to March 2009, at which time it may be renewed for successive ten-year periods. The term for the registration of the service mark "Lodge for Less" extends to October 2000, at which time it may be renewed for successive ten-year periods.

SEASONALITY

   Management believes that extended stay lodging hotels are not as seasonal in nature as the overall lodging industry due to long-term guest stays. Based upon the experience of the existing hotels, management expects that occupancy and revenues may be lower than normal during the months of November, December and January due to the holiday season. Because many of Suburban's expenses do not fluctuate with occupancy, such declines in occupancy may cause fluctuations or decreases in the Company's quarterly earnings.

COMPETITION

  The lodging industry is highly competitive. Competitive factors within the industry include room rates, quality of accommodations, name recognition, supply and availability of alternative lodging, including short-term lease apartments, service levels, reputation, reservation systems and convenience of location. Each of the existing hotels and construction hotels is located, and each of the development hotels will be located, in a developed area that includes competing lodging facilities, including both traditional hotels and other extended stay hotels. The number of competitive lodging facilities in a particular area could have a material adverse effect on occupancy, average weekly rate and the weekly room revenue per available guest room of the existing hotels and the construction hotels or properties developed or acquired in the future.

   The Company anticipates that competition within the extended stay lodging market will increase substantially in the foreseeable future. A number of other lodging chains and developers recently have announced their intent to develop or are already attempting to develop extended stay hotels which may compete with the Company's hotels. In particular, some of these entities have announced their intent to target the economy segment of the extended stay market in which the Company competes. The Company may compete for guests and for development sites with certain of these established entities which have greater financial resources than the Company and better relationships with lenders and real estate sellers. These entities may be able to accept more risk than the Company can prudently manage. Further, new or existing competitors might reduce their rates or offer greater convenience, services or amenities or expand or improve facilities in markets in which the Company competes, thereby adversely affecting the Company's business and results of operations.

   At the present time, the Company's hotels are located principally in the Southeast and in particular in metropolitan Atlanta. In these regions, the Company competes with both traditional hotels and other extended stay hotels, including individual extended stay hotels and those owned and operated by competing chains. The Company competes with these hotels by offering low weekly rates, customer service and convenient locations.

ENVIRONMENTAL MATTERS

   Under various federal, state and local laws and regulations, an owner or operator of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances on such property. Such laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence of hazardous or toxic substances. In connection with the ownership and operation of its properties, the Company may be potentially liable for any such costs. Any potential environmental liability the Company may have solely as a franchisor is less clear; however, the Company's business and results of operations could be adversely affected if a franchisee incurred environmental liability. Suburban believes that the Company-owned hotels are in compliance in all material respects with all federal, state and local ordinances and regulations regarding hazardous or toxic substances and other environmental matters. Neither the Company nor, to the knowledge of the Company, any of the current owners of the franchised hotels has been notified by any governmental authority of any material noncompliance, liability or claim relating to hazardous or toxic substances or other environmental issues in connection with any of its present or former properties. Moreover, no assurances can be given that (i) future laws, ordinances or regulations will not impose any material environmental liability or (ii) the current environmental condition of the Company's existing and future properties will not be affected by the condition of neighboring properties (such as the presence of leaking underground storage tanks) or by third parties unrelated to the Company.

GOVERNMENTAL REGULATION

   A number of states regulate the licensing of lodging facilities by requiring registration, disclosure statements and compliance with specific standards of conduct. The Company believes that each of its hotels has the necessary permits and approvals to operate its respective business, and the Company intends to continue to obtain such permits and approvals for its new hotels. The Company is also subject to laws governing its relationship with employees, including minimum wage requirements, overtime, working conditions and work permit requirements.

   Under the Americans With Disabilities Act of 1990 (the "ADA"), all public accommodations are required to meet certain federal requirements related to access and use by disabled persons.
Although the Company has attempted to satisfy ADA requirements in the design of its hotels, a material ADA claim could be asserted against the Company, which could result in a judicial order requiring compliance and the expenditure of substantial sums to achieve compliance, an imposition of fines or an award of damages to private litigants.

   Suburban is subject to Federal Trade Commission ("FTC") regulation and various state laws which regulate the offer and sale of franchises. State laws that regulate the franchisor-franchisee relationship presently exist or are being considered in a substantial number of states, and bills have been introduced in Congress (one of which is now pending) which provide for federal regulation of certain aspects of the franchisor-franchisee relationship. These current and proposed franchise relationship laws limit, among other things, the duration and scope of non-competition provisions, the ability of a franchisor to terminate or refuse to renew a franchise and the ability of a franchisor to designate sources of supply.

EMPLOYEES

   As of December 31, 1996, the Company employed 126 persons. The Company's employees are not subject to any collective bargaining agreements. Management believes that its relationship with its employees is good.

EXECUTIVE OFFICERS OF THE REGISTRANT

                  Name              Age                       Position
                  ----              ---                       --------
           David E. Krischer         47     Chairman of the Board, Chief Executive
                                            Officer and President
           Dan J. Berman             32     Vice President - Franchising and Director
           Seth H. Christian         31     Vice President - Operations
           Terry J. Feldman          53     Vice President, Chief Financial Officer and
                                            Treasurer
           G. Hunter Hilliard        53     Vice President - Construction
           Kevin R. Pfannes          42     Vice President - Development and Secretary

     DAVID E. KRISCHER. Mr. Krischer formed the Company in 1987 to develop a national chain of economy extended stay hotels and has served as its President and Chairman since inception. Mr.
Krischer has over 15 years of experience in real estate development and has been involved in the hospitality industry for more than ten years. From 1974 to 1986, he was a partner with two Atlanta law firms, Arrington, Rubin, Winter, Krischer & Goger and Costanzo & Krischer, where his practice focused on general business and real estate law and real estate syndication.

   DAN J. BERMAN. Mr. Berman joined the Company in September 1993 as its Vice President - Franchising and was elected as a Director in March 1996. Prior to joining the Company in 1993, Mr. Berman practiced commercial law in New York City with the firm Young and Young from September 1990 to May 1993. Mr. Berman received the degrees of Juris Doctor and Master of Business Administration from Emory University Law and Business Schools in 1990.

   SETH H. CHRISTIAN. Mr. Christian joined the Company in November 1987 and was elected Vice President - Operations in January 1989. From 1983 through 1987, he served as General Manager of Hotel/Restaurant Management, Inc., an Atlanta-based hospitality company. Mr. Christian is a member of the Board of Directors of the Arthritis Foundation, Georgia Chapter. Mr. Christian received a Bachelor of Arts in economics from Georgia State University in 1988.

   TERRY J. FELDMAN. Mr. Feldman joined the Company in January 1995 as its Treasurer and Chief Financial Officer and was elected Vice President in March 1996. He has over 30 years of experience in real estate accounting and finance. Prior to joining the Company, Mr. Feldman served as the Vice President and Chief Financial Officer of Unity Mortgage, Inc., a home mortgage lender, from July 1992 to July 1994. Mr. Feldman served as the Vice President and Chief Financial Officer of Anderson Properties, Inc., a commercial real estate company in Atlanta, from 1984 to 1992. From 1977 to 1984, he served in treasury and financial planning capacities at Days Inns of America, Inc. Mr. Feldman is a Certified Public Accountant.

   G. HUNTER HILLIARD. Mr. Hilliard joined the Company in April 1987 as its Vice President - Construction. In addition, since 1980, Mr. Hilliard has been the sole shareholder and Secretary of Acreage Investment Corporation, a real estate and construction consulting firm. He has over 25 years of experience in the development and construction of single and multi-family housing, retail centers and office space.

   KEVIN R. PFANNES. Mr. Pfannes joined the Company in January 1996 and was elected Vice President - Development in February 1996. He has 17 years of legal and business experience in the development, acquisition, leasing and financing of a broad range of commercial real estate transactions. From July 1992 through January 1995, Mr. Pfannes served as real estate counsel and Director of Operations of General Innkeeping Acceptance Corporation, a wholly-owned subsidiary of Holiday Inns, Inc., which provided financing for Holiday Inn hotels. From January 1986 to July 1992, Mr. Pfannes was a self-employed attorney, and his practice focused on commercial real estate matters. From 1979 to 1984, Mr. Pfannes worked for the Chicago law firm of Rooks, Pitts and Poust, where his practice focused on real estate and lending matters.

CERTAIN FACTORS AFFECTING FORWARD LOOKING STATEMENTS

   Many of the matters discussed in this Annual Report on Form 10-K are forward looking statements. These statements involve a number of risks and uncertainties that could cause actual results to differ materially from any such statement. Some of these risks may include, but are not limited to: (i) development risks (including the risks that (A) development costs may exceed budgeted projections, (B) competition for development sites may limit the sites available to the Company; (C) the Company may fail to obtain necessary zoning and other permits; (D) the Company may experience delays in construction; and (E) changes in government regulations and overall economic conditions may have a material adverse effect on the Company, etc.); (ii) management of growth (the Company's rapid growth has created new demands on the Company's management and its operating and financial systems which may lead to the risk that the Company may not manage this growth effectively); (iii) dependence on senior management (the Company's continued success is dependent on the efforts of its key management, including Mr. Krischer and the failure or inability of Mr. Krischer to continue in his leadership role might have a material adverse effect on the Company); (iv) risks associated with the lodging industry (the economy extended stay segment of the lodging industry may be adversely affected by changes in national or local economic conditions and other local market conditions); (v) the risks associated with compliance with environmental regulations and other government regulations which have been set forth elsewhere herein; (See "Environmental
Matters" and "Governmental Regulation").and (vi) risks associated with financing.

ITEM 2.  DESCRIPTION OF FACILITIES.

   At December 31, 1996, there were 24 existing hotels located in six southeastern states, which contained an aggregate of 3,154 guest rooms, which had an average of 131 guest rooms. A newly developed Suburban Lodge hotel is built using either a two-story or three-story interior or exterior corridor design. The two designs have similar architectural styles and guest room floor plans. The majority of Suburban Lodge guest rooms are uniform in size and weekly rates for single occupancy currently range from $139 to $169. Recently developed hotels, however, include some larger guest rooms for which a range of $169 to $229 is charged, and the Company has recently decided to increase the number of larger guest rooms in each new hotel. Each hotel includes guest rooms, a general manager's apartment, an office and a guest laundry room and offers convenience items for sale to its guests in the front office. Each guest room includes a combination living room and bedroom, a fully equipped kitchenette (including a refrigerator, two-burner stove-top, microwave oven and cooking and eating utensils), a telephone and access to satellite or cable television. Each Suburban Lodge hotel also offers weekly maid and linen service.

   The following tables set forth certain information with respect to the existing hotels, hotels under construction and hotels which were being developed, as of December 31, 1996.


                                             Number                                                                       Number
                                    Date       of                                                        Estimated          of
Existing Hotels                    Opened   Rooms<F1>  Construction Hotels                              Opening<F3>       Rooms
--------------------------------------------------------------------------------------------------------------------------------
COMPANY-OWNED:                                         COMPANY OWNED
  Atlanta (Forest Park), GA.....   Mar-88        126      Chesapeake (Chesapeake), VA  ...........   1st Quarter 1997       132
  Atlanta (Fulton Industrial),     Dec-88        108      Pressley/I-77 (Charlotte), NC...........   1st Quarter 1997       132
        GA ....................
  Atlanta (Norcross), GA.......    Jun-89        129      University Area (Charlotte), NC.........   1st Quarter 1997       138
  Birmingham (Oxmoor), AL......    Jul-90        151      Ridgeway Road (Memphis), TN ............   2nd Quarter 1997       144
  Atlanta (Mableton), GA <F2>..    Jun-93         79      Fairfield (Cincinnati), OH  ............   2nd Quarter 1997       131
  Greenville (Mauldin Road), SC    Sep-93        130      Newport News (Newport News), VA ........   2nd Quarter 1997       134
  Charlotte (Matthews), NC.....    Aug-95        139      South Dayton (Dayton), OH...............   2nd Quarter 1997       130
                                                                                                                            ---
  Atlanta (Conyers), GA .......    Apr-96        138   SUBTOTAL                                                             941
  Atlanta (Douglasville), GA...    Jun-96        132
  Louisville (Preston Highway),    Aug-96        150
   KY ........................
  Atlanta (Tara Blvd.), GA....     Sep-96        138   FRANCHISED:
  Greenville (Wade Hampton                                Bay Meadows (Jacksonville), FL .........   1st Quarter 1997       138
   Blvd.), SC ................     Oct-96        126      Gwinnett Place (Atlanta),GA  ...........   1st Quarter 1997       138
  Kingston Pike (Knoxville),                              Taylorsville Rd (Louisville), KY........   1st Quarter 1997       144
   TN.......................       Dec-96        132      Antioch Pike (Nashville), TN............   2nd Quarter 1997       126
  Atlanta (Northside Drive),                              Florence (Cincinnati),                     2nd Quarter 1997       144
    GA......................       Dec-96        150      Woodstock (Atlanta), GA  ...............   2nd Quarter 1997       138
                                              -----       Montgomery Mall (Montgomery), AL .......   2nd Quarter 1997       144
SUBTOTAL  ..................                   1,828                                                                       ----
FRANCHISED:                                            SUBTOTAL                                                             972
  Birmingham (Riverchase/                               TOTAL                                                              -----
    Pelham), AL...............     Jun-92       122                                                                        1,913
  Atlanta (Stone Mountain), GA     Nov-92       132
  Atlanta (Marietta), GA .....     Aug-94       132
  Birmingham (Inverness/
     Greystone), AL .........      Sep-95       130
  Atlanta (Lilburn/Highway 78),
      GA .......................   Nov-95       132   DEVELOPMENT HOTELS
  Savannah, (Abercorn),            Mar-96       130
      GA.......................
  Atlanta (Lawrenceville), GA..    Jun-96       132   COMPANY-OWNED:
  Atlanta (Roswell), GA........    Jun-96       134       Chattanooga (Chattanooga), TN ..........   3rd Quarter 1997
  Atlanta (Decatur), GA........    Oct-96       133       Eastland Area (Columbus), OH ...........   3rd Quarter 1997
  Atlanta (Indian Trail/I-85),     Nov-96       149       Hazelwood (St. Louis), MO...............   3rd Quarter 1997
       GA......................                           North Charleston (Charleston), S C .....   3rd Quarter 1997
                                                          Virginia Beach (Virginia Beach), VA ....   3rd Quarter 1997
SUBTOTAL ......................               1,326       Jackson (Jackson), MS ..................   4th Quarter 1997
                                              -----       Cleveland (Euclid),  OH.................   4th Quarter 1997
SYSTEM-WIDE TOTAL .............               3,154       San Antonio - East Texas (San Antonio),
                                                             TX...................................   4th Quarter 1997
                                                          Northwest  (Indianapolis), IN ..........   4th Quarter 1997
                                                          Mobile (Mobile), AL ....................   4th Quarter 1997
                                                          North Texas (Arlington), TX ............   4th Quarter 1997
                                                          Richmond (Richmond), VA.................   4th Quarter 1997
                                                          St. Charles (St. Louis), MO.............   4th Quarter 1997
                                                          Dallas (Carrolton), ....................   1st Quarter 1998


                                                       FRANCHISED:
                                                          Fayetteville (Fayetteville), NY ......... 3rd Quarter 1997
                                                          Gainesville (Gainesville), GA............ 3rd Quarter 1997
                                                          Mall Area (Valdosta), GA ................ 3rd Quarter 1997
                                                          Northwestern (Albany), GA ............... 3rd Quarter 1997
                                                          Pineville (Charlotte), NC ............... 3rd Quarter 1997
                                                          Sawmill (Columbus), OH .................. 3rd Quarter 1997
                                                          Ben White Blvd. (Austin), TX ............ 4th Quarter 1997
                                                          Duluth (Atlanta), GA .................... 4th Quarter 1997
                                                          Garden City (Savannah), GA .............. 4th Quarter 1997
                                                          Garner (Raleigh/Garner), NC ............. 4th Quarter 1997
                                                          Murfreesboro (Nashville), TN ............ 4th Quarter 1997
                                                          Northwest Houston (Houston), TX ......... 4th Quarter 1997
                                                          West End (Nashville), TN ................ 4th Quarter 1997



______________________________

<F1> The number of guest rooms does not include the general
     manager's apartment.
<F2> The Mableton hotel was acquired in June 1993 and converted into a Suburban Lodge hotel in October 1994.
<F3> The Company believes that each of the Construction and
     Development Hotels will open during the calendar quarter indicated. However, the Company and its franchisees may not be able to complete the development of all of these hotels on schedule.

/TABLE>

ITEM 3.  LEGAL PROCEEDINGS.

   None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   No matters were submitted to a vote of security holders of the Registrant during the fourth quarter of the fiscal year covered by this Report.

                             PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS.

PRICE RANGE OF COMMON STOCK

   The Common Stock is quoted on The Nasdaq Stock Market under the symbol "SLAM." The price to the public for the Common Stock in the IPO was $17.00 per share (the "IPO Price"), and the Common
Stock began trading on May 23, 1996. The last reported sale price of the Common Stock on The Nasdaq Stock Market on February
28, 1997, was $19.75. The following table sets forth for the periods indicated the high and low transaction prices of the Common Stock on The Nasdaq Stock Market. As of February 28,
1997, there were approximately 72 holders of record and 1,500 beneficial owners, respectively, of the Common Stock.


                                                                           Price Range
                                                                       --------------------
                                                                       High            Low
                                                                       ----            ---
      Year Ending December 31, 1996
       Second Quarter (since May 23, 1996) . . . . . . . .            $29.50          $19.50
       Third Quarter . . . . . . . . . . . . . . . . . . .             25.25           17.50
       Fourth Quarter  . . . . . . . . . . . . . . . . . .             25.125          15.00

     On May 29, 1996, an aggregate of 1,019,376 shares of Common Stock were issued in connection with the merger or acquisition of 16 partnerships and limited liability companies into the Company, in reliance upon the exemption contained in Section 4(2) of the Securities Act. In exchange therefor, the Company acquired all of the outstanding partnership interests and units in the partnerships and limited liability companies which owned eight existing Suburban Lodge hotels, five Suburban Lodge hotels in various stages of construction, and three Suburban Lodge hotels in various stages of development.

   During the past three years, the following person was issued
Common Stock of the Company in reliance upon the exemption contained in Section 4(2) of the Securities Act, in the number of shares, on the date and for the consideration referenced below:

       Name                                   No. Shares     Date of Issuance       Consideration
       ----                                   ----------     ----------------       -------------
    Dan Berman ...........................     149,200            10/1/94            Services rendered


   On May 23, 1996, an aggregate of 3,000 shares of restricted
Common Stock were issued to the Company's non-employee directors in reliance upon the exemption contained in Section 4(2) of the Securities Act.

   The Company has not paid dividends on its Common Stock. The Board of Directors intends to continue a policy of retaining earnings to finance the Company's growth and, therefore, does not anticipate paying any such dividends in the foreseeable future. In addition, the Company has obtained a $25 million line of credit (the "Line of Credit") with PNC Bank, Kentucky, Inc., a commitment from PNC to increase the Line of Credit to $50 million and a further commitment, which is subject to obtaining other participating lenders, to increase the commitment to $100 million, which does, and future financing arrangements may, impose minimum net worth covenants and other limitations that could restrict the Company's right to pay dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

ITEM 6.  SELECTED FINANCIAL DATA.


           SELECTED CONSOLIDATED HISTORICAL FINANCIAL DATA
                 SUBURBAN LODGES OF AMERICA, INC.

         (In thousands, except share and Operating Data)

     The selected consolidated financial data set forth below has been derived from the historical consolidated financial statements of Suburban Lodges of America, Inc. The historical consolidated financial statements of Suburban Lodges of America, Inc. for the four years ended December 31, 1996 have been derived from the consolidated audited financial statements of the Company. The selected data for 1992 has been derived from the unaudited consolidated financial statements of Suburban Lodges of America, Inc. In the opinion of management, the unaudited financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the information set forth therein. These selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the historical consolidated financial statements and related notes thereto of Suburban Lodges of America, Inc.

                                                                                 Year Ended December 31,
                                                            -------------------------------------------------------------------
                                                                1992          1993          1994          1995          1996
                                                                ----          ----          ----          ----          ----
              Statement of Operations:
              Revenue:
                Room revenue                                $   2,184     $   2,893      $   3,904     $   4,431     $   7,754
                Other facility revenue                            173           223            290           296           596
                Franchise and other revenue                       194           247            151           460           916
                                                              -------       -------        -------      --------      --------
                     Total revenue                              2,551         3,363          4,345         5,187         9,266
                                                              -------       -------        -------      --------      --------

              Expenses:
                Facility operating expenses                     1,058         1,364          1,768         2,072         3,910
                Corporate operating expenses                      378           429            737           883         1,527
                Related party consulting fees                      --            --             --            17            10
                Depreciation and amortization                     323           372            416           460           788
                                                              -------       -------        -------      --------      --------

                     Total expenses                             1,759         2,165          2,921         3,432         6,235
                                                              -------       -------        -------      --------      --------

              Operating income                                    792         1,198          1,424         1,755         3,031
              Interest income                                      --            --             --            --           957
              Interest expense                                   (614)         (725)          (936)       (1,098)         (556)
                                                              -------       -------        -------      --------      --------

                Income (loss) before income taxes and
                    extraordinary income                          178           473            488           657         3,432
              Income Taxes (benefit) <F1>                           --            --           (14)          (20)       (1,047)
              Extraordinary income from early
                extinguishment of debt                              -             -            130             -             -
                                                                    -             -                            -             -
                                                              -------       -------        -------      --------      --------
                     Net income (loss)                      $     178   $       473      $     632     $     677     $   2,385
                                                              =======       =======        =======      ========      ========

              Pro forma earnings per share <F2>                                                                            .31

              Pro forma weighted average shares
                outstanding <F2>                                                                                     6,923,956
              Cash Flow Data:
              EBITDA <F3>                                  $    1,115   $     1,570    $     1,840   $     2,215   $     3,819

              Cash flows provided by (used in):
                Operating activities                              399           879            929         1,305         3,369
                Investing activities                              (15)       (2,349)          (651)       (4,791)      (36,357)
                Financing activities                             (273)        1,561           (238)        3,707       110,641
                    (NOTES ON FOLLOWING PAGE)





                                                                                 Year Ended December 31,
                                                            -------------------------------------------------------------------
                                                                1992          1993          1994          1995          1996
                                                                ----          ----          ----          ----          ----

              OPERATING DATA:
              Number of facilities open at end of
               period:
                Company-owned                                       3             5              5             6            14
                Franchised                                          3             3              4             6            10
                                                              -------       -------        -------      --------      --------
                    System-wide                                     6             8              9            12            24
                                                              =======       =======        =======      ========      ========
              Company-owned facilities:
                Occupancy                                       92.9%         95.5%          97.7%         95.8%         89.0%
                Average weekly rate                        $   116.59   $    121.96    $    128.69   $    136.19   $    155.84
                Weekly REVPAR <F4>                         $   108.27   $    116.47    $    125.74   $    130.93   $    138.92

              Franchised facilities:
                Occupancy                                       85.9%         96.8%          98.9%         93.2%         86.4%
                Average weekly rate                        $   119.15   $    123.21    $    131.03   $    146.34   $    167.06
                Weekly REVPAR <F4>                         $   101.57   $    119.23    $    129.59   $    135.44   $    145.11

              Balance Sheet Data:
                Cash and cash equivalents                   $     337   $       428    $       467   $       687   $    78,340
                Total assets                                    5,872         9,097          9,640        15,004       131,000
                Long-term debt                                  6,258         9,357         10,072        13,818        15,000
                Shareholders' equity (deficit)                  (623)         (512)          (692)           100       112,194

<F1> Historical financial data does not include a provision for income taxes for affiliated entities because such entities were limited liability companies or partnerships not subject to income taxes. Income taxes or income tax benefits have been provided for Suburban Lodges of America, Inc. and its subsidiaries where appropriate under SFAS 109, "Accounting for Income Taxes." See Note 9 to the Consolidated Financial Statements.

<F2> Earnings per share information has been calculated by
     dividing net income, adjusted to provide for income taxes, by the weighted average number of common shares outstanding during the period assuming that the shares issued in the Corporate Organization and the related stock split were issued on January 1, 1996. Outstanding shares of Suburban Lodges of America, Inc. differ substantially on a historical basis prior to the IPO from the shares of Common Stock outstanding after the IPO. Accordingly, the Company believes that the presentation of historical per share information for periods is not meaningful.

<F3> EBITDA represents income (loss) before interest expense, income taxes (if applicable) and depreciation and amortization. EBITDA is a commonly used financial analysis tool for measuring and comparing lodging companies and other companies with significant amortization and depreciation expense and for analyzing operating performance, leverage and liquidity of such companies. Such data are not a measure of financial performance under generally accepted accounting principles and should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity.

<F4> Weekly REVPAR is determined by dividing room revenue by the number of guest room days available for the period and multiplying by seven.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1996 TO THE YEAR ENDED
DECEMBER 31, 1995

   Total revenue for the year ended December 31, 1996 was approximately $9,266,000 which was an increase of $4,079,000 or 78.6%, over the year ended December 31, 1995. Room revenue for the year increased by approximately $3,322,000 of which approximately $3,124,000 was attributable to the opening and full year to date results of the Matthews hotel which opened in August 1995, and the partial year to date room revenue for hotels which opened in 1996, as well as the acquisition of the Forest Park hotel in May 1996. In addition, approximately $198,000 of the increase in revenue was attributable to hotels open throughout both periods, reflecting a 4.9% increase for the year. The increase in total room revenue resulted from a 14.4% increase in the average weekly rate from $136.19 to $155.84, which reflects additional revenue at two hotels as a result of the Olympics and an increase in the availability of deluxe rooms at the hotels which opened in 1996. Overall occupancy declined by 8% to 89% because of the ramp-up period associated with the seven new facilities opened in 1996.

   Franchise and other revenue from corporate operations for the year ended December 31, 1996 which includes management, franchise and development revenue, was approximately $917,000, an increase of $456,000 or approximately 99% over the year ended December 31, 1995. Franchise revenue for the year increased $224,000 or approximately 107%, from $210,000 in 1995 to $434,000 in 1996.
The additional franchise revenue reflects initial franchise fees on nine new Suburban Lodge hotels opened in 1996 (including four hotels acquired in the Corporate Organization) and increased royalties on open hotels. Development and construction revenue increased approximately $232,000 due to the accelerated development of additional hotels during 1996, including fees related to four properties to be developed on behalf of third party investors.

   Hotel operating expenses increased $1,837,000 or approximately 88.7% to $3,910,000 for the year ended December 31, 1996 from $2,072,000 for the year ended December 31, 1995. The majority of this increase, or approximately $1,560,000, reflects the opening and full year to date expenses for the Matthews hotel and the partial year expenses for the hotels which opened in 1996, and the expenses for Forest Park which was acquired on May 29, 1996. The balance of the increase in hotel operating expenses of $277,000 is related to increases in expenses at hotels open during the entire period for both years. Depreciation and amortization increased $328,000 or approximately 71.4% principally as a result of the hotels opened in 1996 and the acquisition of the Forest Park hotel. In addition, the Company incurred loan amortization costs associated with the Line of Credit. Facility operating margins decreased from 56.2% to 53.2% from December 31, 1995 to December 31, 1996, due primarily to fixed operating costs associated with new hotels opened in 1996.

   Corporate operating expenses increased $645,000 or approximately 73% to $1,527,000 due to additional staffing in the financial, management and development segments of the business, legal and professional fees associated with being a public company, and executive compensation and benefit plans. Interest expense for the year ended December 31, 1996 decreased to $556,000 from $1,098,000 for the year ended December 31, 1995. The decrease is primarily attributable to the use of a portion of the net proceeds from the initial public offering ("IPO") to retire all the then existing debt.

   Interest income for the year was approximately $956,000 which was primarily earned on available proceeds from both the IPO and the follow-on offering which was completed on November 25, 1996.

   Income tax expense increased by $1,067,000 as compared to 1995, because the Company became a taxable entity in 1996.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1995 TO THE YEAR ENDED
DECEMBER 31, 1994

   Total revenue for the year ended December 31, 1995 was approximately $5,187,000, which was an increase of $843,000, or 19.4%, over the year ended December 31, 1994. Room revenue for the period increased by approximately $528,000, of which approximately $354,000 was attributable to the opening of the Matthews hotel in August 1995 and $174,000 was attributable to hotels open throughout both periods. The increase in room revenue for hotels open throughout both periods resulted from a 4.1% increase in Weekly REVPAR from $125.74 to $130.93. The increase resulted from a 6.3% increase in average weekly rates from $128.69 to $136.19 which was partially offset by a slight decrease in occupancy.

   Franchise and other revenue from corporate operations for the year ended December 31, 1995, which includes management, construction and development revenue, was approximately $460,000, an increase of $309,000, or approximately 205%, over the year ended December 31, 1994. Franchise revenue for the period increased $96,000, or approximately 98% from $98,000 in 1994 to $194,000 in 1995. The additional franchise revenue reflects two initial franchise fees for hotels which opened in 1995, and increased royalties on open hotels as a result of increases in revenue at these hotels. The franchise component of the Company's business produces a high return as a result of its relatively small incremental overhead. Development and construction revenue from the development of five additional sites acquired or placed under construction during the year for third party franchisees were approximately $44,000 and $116,000, respectively, in 1995, representing an aggregate increase of approximately $154,000 from 1994. Management fees in 1995, for third party management activities, increased to approximately $107,000 from $47,000 in 1994.

   Hotel operating expenses increased $304,000, or approximately 17.2%, to $2,072,000 for the year ended December 31, 1995 from $1,768,000 for the year ended December 31, 1994. More than half the increase, or $166,000, resulted from preparation for the opening and operation of the Matthews hotel. The balance of the increase in hotel operating expenses of $138,000 is related to increases in expenses at hotels open during the entire year. Management's focus on recruiting property managers, expanding compensation and benefit programs, implementing proactive quality assurance programs to ensure all rooms are maintained at quality standards and general increases in utilities and guest supplies were the primary causes for the $138,000 increase in costs. Depreciation and amortization increased $44,000, or approximately 10.6%, principally as a result of the opening of the Matthews hotel.

   Corporate operating expenses and related party consulting fees increased $163,000, or approximately 22.1%, to $900,000. This increase was due to the addition of senior management, including hiring a Chief Financial Officer and Treasurer, a Vice President of Development and a land acquisition specialist, to help prepare for accelerated development and expansion, as well as upgrades in computer systems, corporate advertising and marketing programs and executive compensation and benefit plans.

   Interest expense during 1995 increased $162,000 or approximately 17.3%, to $1,098,000, primarily from an increase in indebtedness associated with the opening of the Matthews hotel. As of December 31, 1995, the Company had outstanding indebtedness on six hotels of $10,668,000. The Company's policy is to capitalize interest expense incurred in connection with the construction and development of Suburban Lodge hotels prior to their opening dates.

LIQUIDITY AND CAPITAL RESOURCES

   The Company applied a portion of the net proceeds from the May 23, 1996 IPO to the repayment of approximately $21 million in debt, plus accrued interest, and paid approximately $7.6 million in connection with the acquisition of certain hotels as part of the Corporate Organization, leaving approximately $30 million dollars available for development of additional Suburban Lodge hotels and general corporate purposes. Since the IPO, the Company has used a portion of the net proceeds from the IPO and cash flow from operations to fund development and construction of additional hotels and for working capital.

   On November 25, 1996 the Company completed a follow-on offering which resulted in net proceeds of approximately $53 million. These funds are targeted for future acquisitions, and construction and development of additional hotels.

   As of December 31, 1996, the Company had $78.3 million cash and cash equivalents and had borrowed $15 million under the Line of Credit. On February 28, 1997, the Company acquired four Suburban Lodge hotels from a franchisee and utilized approximately $12.5 million to pay off the existing debt related to these properties.

   The Company anticipates that the total cost to open all 20 Company-owned hotels expected to open by the end of 1997 will be approximately $72 million. The Company intends to fund the development and construction of these hotels with existing cash balances, cash flow from operations and borrowings under the Line of Credit. While the Company anticipates that there may be some markets where, due to a number of factors (such as union subcontractors), its development costs will be higher, overall the Company anticipates that in the immediate future a typical 136-guest room Suburban Lodge hotel will cost approximately $3.6 million (approximately $25,000-27,000 per guest room) to develop and construct, including pre-opening costs.

   The Company has obtained a $25 million Line of Credit with PNC Bank, Kentucky, Inc. ("PNC"), a commitment from PNC to increase the Line of Credit to $50 million and a further commitment, which is subject to obtaining other participating lenders, to increase the commitment to $100 million. The Line of Credit matures September 25, 1998 and bears interest, at the borrower's option, at (1) the higher of PNC's prime rate plus three-quarters of one percent or the federal funds rate plus one and one quarter percent or (ii) the Euro-Rate plus two and one quarter percent. The Line of Credit is secured by substantially all assets of the Company. The Line of Credit restricts, among other things, the incurrence of indebtedness, the sale of assets, the incurrence of liens, the concentration of facility locations, and the payment of cash dividends. In addition, the Company is required to satisfy, among other things, certain financial performance criteria, including minimum net worth levels and minimum levels of earnings before interest, taxes, depreciation, and amortization. As of December 31, 1996, the Company had $35 million available under the Line of Credit.

   In the future, the Company may seek to increase the amount of its credit facilities, negotiate additional credit facilities or issue corporate debt or equity securities. Any debt incurred or issued by the Company may be secured or unsecured, fixed or variable rate interest and may be subject to such terms as the Board of Directors of the Company deems prudent.

   The Company believes that existing cash balances, cash generated from operations and borrowings under the Line of Credit will be sufficient to meet the Company's working capital and capital expenditure needs through the end of 1997. However, additional capital may be necessary for the Company to execute its long-term development plans.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

   The Independent Auditors' Report, the Consolidated Financial
Statements and Notes to the Consolidated Financial Statements that appear on pages F-1 through F-18 herein are incorporated by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.

   None.


                             PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

   The information contained under the heading "Information about the Nominee and Continuing Directors" in the definitive Proxy Statement used in connection with the solicitation of proxies for the Company's 1997 Annual Meeting of Shareholders, previously filed with the Commission, is incorporated herein by reference. Pursuant to instruction 3 to paragraph (b) of Item 401 of Regulation S-K, information relating to the executive officers of the Company is included in Item 1 of this Report.


ITEM 11.  EXECUTIVE COMPENSATION.

   The information contained under the heading "Executive Compensation" in the definitive Proxy Statement used in connection with the solicitation of proxies for the Company's 1997 Annual Meeting of Shareholders, previously filed with the Commission, is incorporated herein by reference. In no event shall the information contained in the Proxy Statement under the heading "Shareholder Return Performance Graph" be deemed incorporated herein by such reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

   The information contained under the heading "Beneficial Ownership of Securities and Voting Rights-Voting Securities and Principal Holders" in the definitive Proxy Statement used in connection with the solicitation of proxies for the Company's 1997 Annual Meeting of Shareholders, previously filed with the Commission, is incorporated herein by reference. For purposes of determining the aggregate market value of the Company's voting stock held by nonaffiliates, shares held by all directors and executive officers of the Company have been excluded. The exclusion of such shares is not intended to, and shall not, constitute a determination as to which persons or entities may be "affiliates" of the Company as defined by the Commission.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

   The information contained under the heading "Certain
Transactions" in the definitive Proxy Statement to be used in connection with the solicitation of proxies for the Company's
1997 Annual Meeting of Shareholders, previously filed with the Commission, is incorporated herein by reference.

                             PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORT ON FORM
          8-K.

(a) The following financial statements and notes thereto are incorporated by reference in Item 8 of this report:

       1.   Financial Statements


            Description
            -----------

            Independent Auditors' Report
            Consolidated Balance Sheets as of December 31, 1996 and 1995 Consolidated Statements of Operations for the years ended
               December 31, 1996, 1995 and 1994
            Consolidated Statements of Common Stock, Capital (Deficit),
               and Partners' Capital (Deficit) for the years ended
               December 31, 1996, 1995 and 1994
            Consolidated Statements of Cash Flows for the years ended
               December 31, 1996, 1995 and 1994
            Notes to Consolidated Financial Statements as of December 31,
               1996 and 1995 and for the years ended December 31, 1996, 1995, and 1994

    2.   Financial Statement Schedules

    All schedules have been omitted since the information required is either included in the financial statements or notes is not required.

    3.   Exhibits

    The exhibits set forth on the following page are required to be filed with this Report pursuant to Item 601 of Regulation S-K:

<CAPTION

                                                            Incorporated by
                                                               Reference to                                               Exhibit
                                                           Registration or File       Form of         Date of Report     Number in
       Exhibit     Description                                   Number                Report                             Report
         No.
       ---------------------------------------------------------------------------------------------------------------------------
        3.1        Amended and Restated Articles of the          333-2876                S-1            March 28,           3.1
                   Company                                                                                1996**

        3.2        Amended and Restated By-laws of the
                   Company, Amended as of March 17, 1997             *

        4.1        Form of Common Stock Certificate of           333-2876           Amendment No. 1
                   the Company                                                         to S-1         May 7, 1996           4.1

       10.1        Form of Acquisition Agreement and             333-2876                S-1          March 28, 1996        10.1
                   Plan of Merger (with accompanying
                   schedule)

       10.2        Purchase and Sale Agreement by and            333-2876                S-1          March 28, 1996        10.2
                   between Suburban Holdings, L.P. and
                   Gulf Coast Associates, Ltd.

       10.3        Purchase and Sale Agreement by and            333-2876                S-1          March 28, 1996        10.3
                   between Suburban Holdings, L.P. and
                   Omnicorp Resources, Inc.

       10.4        Form of Agreement and Consent of              333-2876                S-1          March 28, 1996        10.4
                   Partners of each of the Affiliated
                   Entities and Third Party Sellers

       10.5        Suburban Lodges of America, Inc.              333-2876           Amendment No. 1   May 7, 1996           10.5
                   Stock Option and Incentive Award                                   to S-1
                   Plan

       10.6        Suburban Lodges of America, Inc.              333-2876          Amendment No. 1    May 7, 1996           10.6
                   Non-Employee Directors' Stock Option                               to S-1
                   and Fee Plan

       10.7       Form of Indemnification Agreement             333-2876                S-1          March 28, 1996        10.7
                  between Suburban Lodges of America,
                  Inc. and its directors and officers

                                                            Incorporated by
                                                               Reference to                                               Exhibit
                                                           Registration or File       Form of         Date of Report     Number in
       Exhibit     Description                                   Number                Report                             Report
         No.
       ---------------------------------------------------------------------------------------------------------------------------

       10.8       Registration Rights Agreement among           333-2876                S-1          March 28, 1996        10.8
                  Suburban Lodges of America, Inc. and
                  Certain Shareholders

       10.9       Form of Franchise Agreement                   333-2876                S-1          March 28, 1996        10.9

       10.10      Form of Development and                       333-2876                S-1          March 28, 1996       10.10
                  Design/Building Agreement

       10.11      Form of Management Agreement                  333-2876                S-1          March 28, 1996       10.11

       10.12      Management Agreement between                  333-2876                S-1          March 28, 1996       10.12
                  Suburban Management, Inc. and Gulf
                  Coast Associates, Ltd.

       10.13      Consulting Agreement with Legacy              333-2876                S-1          March 28, 1996       10.13
                  Securities Corp.

       10.14      Acknowledgment and Agreement between          333-2876                S-1          March 28, 1996       10.14
                  Suburban Lodges of America, Inc. and
                  Young Consulting, Inc. re. Company's
                  proprietary computer software

       10.15      Suburban Lodge 401(k) Savings Plan            333-2876                S-1          May 20, 1996         10.15

       10.16      Rights Agreement                              333-2876          Amendment No. 1     May 7, 1996         10.16
                                                                                    to S-1
       10.17      Commitment Letter for the Line of             333-2876          Amendment No. 1     May 7, 1996         10.17
                  Credit                                                            to S-1

       10.18      Preliminary Agreement for a License               *
                  to Develop a Suburban Lodge Unit
                  between Suburban- Franchise Systems,
                  Inc. and E.E.B. Lodging Systems LLC

       10.19      Preliminary Agreement for a License               *
                  to Develop a Suburban Lodge Unit
                  between Suburban-Franchise Systems,
                  Inc. and E.E.B. Lodging Systems
                  LLCII

       10.20      Development and Design/Build                      *
                  Agreement for Suburban Lodge of
                  Arlington South

       10.21      Development and Design/Build                      *
                  Agreement for Suburban Lodge of
                  Lewisville, Texas

        21.1      Subsidiaries of the Registrant                333-2876                S-1          March 28, 1996        21.1
        23.1      Consent of Deloitte & Touche, L.L.P.              *
        27.       Financial Data Schedule                           *

                  -------------------------------------
                  *Filed herewith.

                  **Originally filed on the date set forth above and refiled pursuant to Regulation S-T on May 7, 1996


(b) No reports on Form 8-K have been filed during the last quarter covered by this report.

                       INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



Independent Auditors' Report                                 F-2

Consolidated Balance Sheets at December 31, 1996
and 1995                                                     F-3

Consolidated Statements of Operations
Year ended December 31, 1994, Year Ended
December 31, 1995 and Year Ended December 31, 1996           F-5

Consolidated Statements of Common Stock,
Capital (Deficit) and Partners' Capital
(Deficit) at December 31, 1993, December 31, 1994,
December 31, 1995 and December 31, 1996                      F-6

Consolidated Statements of Cash Flows-Year Ended
December 31, 1994, Year Ended December 31, 1995
Year Ended December 31, 1996                                 F-7

Notes to Consolidated Financial Statements                   F-8

INDEPENDENT AUDITORS' REPORT


Board of Directors
Suburban Lodges of America, Inc.:

        We have audited the accompanying consolidated balance sheets of the Suburban Lodges of America, Inc. ("Suburban Lodges") as of December 31, 1996 and 1995 and the related consolidated statements of operations, consolidated statements of common stock, capital (deficit), and partners' capital (deficit), and consolidated statements of cash flows for each of the three years in the period ended December 31, 1996. These consolidated financial statements are the responsibility of Suburban Lodges' management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Suburban Lodges as of December 31, 1996 and 1995 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE LLP
Atlanta, Georgia

February 21, 1997
(February 28, 1997 as to Note 13)

CONSOLIDATED BALANCE SHEETS

<CAPTION

December 31                                                                    1996              1995
-----------                                                                    ----              ----
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                            $  78,340,278         $ 687,432
    Accounts receivable, trade - net of allowance for doubtful
    accounts $12,500 (1996), $0 (1995)                                          95,158            62,495
    Prepaid expenses and other assets                                        1,075,057           117,621
    Advances to affiliates                                                      50,000             5,000
    Current deferred tax asset                                                  55,026            33,611
                                                                          ------------         ---------
    Total current assets                                                    79,615,519           906,159

NONCURRENT DEFERRED TAX ASSET                                                  375,118               --

DEFERRED EXPENSES - Net                                                        265,651           461,526

INVESTMENT IN FACILITIES - At cost:
    Land                                                                     4,351,868         2,386,633
    Buildings and improvements                                              31,069,119         9,359,201
    Equipment                                                                1,414,595           888,162
    Furniture and fixtures                                                   2,405,849         1,004,875
    Construction-in-progress                                                14,224,492         1,988,674
                                                                          ------------        ----------
                                                                            53,465,923        15,627,545
    Less accumulated depreciation                                           (2,721,819)       (1,990,982)
                                                                          ------------        ----------
    Net investment in facilities                                            50,744,104        13,636,563
                                                                          ------------        ----------
                                                                          $131,000,392      $ 15,004,248
                                                                          ============      ============

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

<CAPTION

December 31                                                                      1996            1995
-----------                                                                      ----            ----
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Current portion of long-term debt and capital leases                     $      --      $  640,413
    Current portion of notes payable to affiliates                                  --       1,052,511
    Accounts payable, trade                                                     758,209         82,369
    Construction accounts payable                                             2,025,518        544,602
    Accrued interest                                                             94,042        137,228
    Accrued expenses and other liabilities                                      403,219        179,178
    Unearned franchise fees                                                     297,820        143,500
    Income tax payable                                                          228,083             --
                                                                            -----------    -----------

    Total current liabilities                                                 3,806,891      2,779,801

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS                                 15,000,000     11,552,359

LONG-TERM NOTES PAYABLE TO AFFILIATES                                                --        572,398
                                                                            -----------    -----------
    Total liabilities                                                        18,806,891     14,904,558

SHAREHOLDERS' EQUITY:
    Common stock -- $.01 par value, 100,000,000 shares authorized,
    11,525,812 and 3,729,158 shares issued and outstanding at
    December 31, 1996 and 1995, respectively                                    115,258             15
    Additional paid-in capital                                              110,063,881            999
    Retained earnings (deficit)                                               2,014,362     (1,561,685)
    Partners' and members' capital                                                   --      1,660,361
                                                                            -----------    -----------
    Total shareholders' equity                                              112,193,501         99,690
                                                                            -----------    -----------
                                                                          $ 131,000,392   $ 15,004,248

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

Year Ended December 31                                                   1996                 1995              1994
----------------------                                                   ----                 ----              ----
REVENUE:
    Room revenue                                                     $  7,753,659       $  4,431,164       $  3,903,533
    Other facility revenue                                                595,528            295,758            290,150
    Franchise and other revenue                                           916,841            460,425            151,001
                                                                        ---------          ---------          ---------
    Total revenue                                                       9,266,028          5,187,347          4,344,684

COSTS AND EXPENSES:
    Facility operating expenses                                         3,909,808          2,072,389          1,768,162
    Corporate operating expenses                                        1,527,243            882,615            736,886
    Related party consulting fees                                          10,000             17,000                 --
    Depreciation and amortization                                         787,818            459,665            415,604
                                                                        ---------          ---------          ---------
    Total costs and expenses                                            6,234,869          3,431,669          2,920,652

OPERATING INCOME                                                        3,031,159          1,755,678          1,424,032

INTEREST INCOME                                                           956,496                 --                 --

    INTEREST EXPENSE                                                     (555,625)        (1,098,117)          (936,465)
                                                                        ---------          ---------          ---------
INCOME BEFORE INCOME TAX (EXPENSE) BENEFIT
AND EXTRAORDINARY INCOME                                                3,432,030            657,561            487,567

INCOME TAX (EXPENSE) BENEFIT                                           (1,047,338)            19,611             14,000

EXTRAORDINARY INCOME                                                           --                --             130,180
                                                                        ---------          ---------          ---------
NET INCOME                                                           $  2,384,692        $   677,172          $ 631,747

PER SHARE AND SHARE INFORMATION:
    Pro forma earnings per common share                              $       0.31
                                                                             ====

    Weighted average shares outstanding                                 6,923,956
                                                                        =========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMMON STOCK, CAPITAL (DEFICIT), AND
PARTNERS' CAPITAL (DEFICIT)

                                                                  Additional                           Partners'
                                      Common        Common          Paid-in           Capital           Capital           Total
                                      Shares         Stock          Capital          (Deficit)         (Deficit)         Capital
                                    ----------------------------------------------------------------------------------------------
BALANCE - December 31, 1993         3,432,013     $       14     $       999     $   (414,247)     $    (98,578)     $   (511,812)
    Net income (loss)                      --             --             --          (659,704)        1,291,451           631,747
    Stock issuance                    298,440              1             --                --                --                 1
    Distribution to partners               --             --             --                --          (811,456)         (811,456)
                                    ----------------------------------------------------------------------------------------------

BALANCE - December 31, 1994         3,730,453             15             999       (1,073,951)          381,417          (691,520)
    Net income                             --             --              --         (487,734)        1,164,906           677,172
    Contributions from partners            --             --              --               --           863,000           863,000
    Distribution to partners               --             --              --               --          (748,962)         (748,962)
                                    ----------------------------------------------------------------------------------------------

BALANCE - December 31, 1995         3,730,453             15             999       (1,561,685)        1,660,361            99,690
    Net income                             --             --              --        2,384,692                --         2,384,692
    Distributions to partners              --             --              --               --          (700,306)         (700,306)
    Corporate organization                 --             --        (774,339)       1,191,355          (960,055)         (543,039)
    Stock issuance on
    May 29, 1996,
    net of offering costs           4,817,376          85,463     58,206,034               --                --        58,291,514
    Stock issuance on
    November 20, 1996,
    net of offering costs           2,977,983          29,780     52,631,187                --               --        52,660,950
                                   ----------------------------------------------------------------------------------------------
BALANCE - December 31, 1996        11,525,812      $  115,258  $ 110,063,881      $  2,014,362        $      --       112,193,501
                                   ----------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

<CAPTION:
Year Ended December 31                                              1996             1995             1994
                                                              ----------------------------------------------
OPERATING ACTIVITIES:
    Net income                                                $   2,384,692     $    677,172    $    631,747
    Adjustments to reconcile net income
    to net cash provided  by operating activities:
    Depreciation and amortization                                   787,819          459,665         415,604
    Extraordinary gain on extinguishment of debt                         --               --        (130,180)
    Loss on disposal of fixed assets                                     --               --          18,279
    Changes in assets and liabilities:
    Trade receivables, net                                          (32,663)         (24,121)             --
    Prepaid expenses and other assets                              (957,436)         (66,303)            (318)
    Advances to affiliates                                          (45,000)          (5,000)             --
    Current deferred tax asset                                      (21,415)         (19,611)         (14,000)
    Noncurrent deferred tax asset                                  (375,118)              --              --
    Deferred expenses, net                                          388,893               --              --
    Accounts payable, trade                                         675,840           16,070          (4,416)
    Accrued expenses                                                224,041          177,607          15,983
    Accrued interest                                                (43,186)          89,653          (4,084)
    Unearned franchise fees                                         154,320               --              --
    Income taxes payable                                            228,083               --              --
                                                              ----------------------------------------------

    Net cash provided by operating activities                     3,368,870        1,305,132         928,615

INVESTING ACTIVITIES:

    Purchase of land                                               (1,965,235)      (675,000)       (500,000)
    Construction in progress                                      (12,235,818)            --             --
    Construction accounts payable                                   1,480,916        544,602             --
    Expenditures for building and improvements                    (21,709,918)    (4,292,464)        (65,951)
    Purchase of furniture, fixtures, and equipment                 (1,927,407)      (368,543)        (85,019)
                                                              ----------------------------------------------
    Net cash used in investing activities                         (36,357,462)    (4,791,405)       (650,970)

FINANCING ACTIVITIES:
    Additions to loan closing costs                                 (250,000)       (141,545)       (141,429)
    Proceeds from issuance of long-term debt                      17,814,967       3,976,803       5,941,357
    Principal payments on long-term debt                         (14,981,894)       (275,538)     (5,850,924)
    Advances from affiliates                                              --         123,763         678,785

    Payments on advances from affiliates                          (1,624,909)        (67,875)        (34,700)
    Contributions from partners                                           -          863,000              --
    Proceeds from stock issuance                                 120,765,000             --                1
    Offering costs                                                (9,812,536)            --               --
    Redemption of minority interest and other distributions
    associated with the corporate organization                      (543,039)            --               --
    Distributions to partners                                       (700,306)       (748,962)       (811,456)
    Payments on capital lease obligations                            (25,845)        (23,144)        (19,940)
                                                              ----------------------------------------------
    Net cash provided by (used in) financing activities          110,641,438       3,706,502        (238,306)

NET CHANGE IN CASH AND CASH EQUIVALENTS                           77,652,846         220,229          39,339


CASH AND CASH EQUIVALENTS:
    Beginning of year                                                687,432         467,203         427,864
                                                              ----------------------------------------------
    End of year                                               $   78,340,278    $    687,432     $   467,203
                                                              ----------------------------------------------

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 1996 AND 1995 AND FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994



1. CORPORATE ORGANIZATION, BASIS OF PRESENTATION, AND INITIAL PUBLIC OFFERING TRANSACTIONS

BASIS OF PRESENTATION

On May 29, 1996, the Company completed an initial public offering ("IPO") of 3,795,000 shares of common stock for aggregate net proceeds of $58.2 million. Simultaneously with the offering Suburban Lodges of America, Inc. and its subsidiaries acquired seven existing hotels and four hotels under construction from related parties for $2,500,000 in cash and 875,062 shares of common stock (the "Corporate Organization"). The acquisition of the seven existing hotels and two of the construction hotels for common stock has been accounted for in a manner similar to a pooling of interests on the basis of common ownership and control. An additional two hotels under construction that were acquired for cash were recorded as a purchase on the basis of the cash price paid for the hotels. Additionally, other cash payments in the amount of $485,000 were made for the redemption of a minority partnership interest and other distributions associated with the Corporate Organization.

        The Company also acquired an operating hotel, Forest Park, from a third party for $3,800,000 in cash and, in addition, acquired two hotels under construction and two hotels in the development phase for $6,153,000. Such purchase price was paid by delivery of $900,000 in cash, 144,314 shares of common stock, and the assumption of approximately $2.8 million of debt secured by such hotels. All hotels acquired from third-party sellers were recorded at the acquisition cost of the hotel.

        The hotels acquired from third parties, with the exception of the Forest Park hotel, were either under construction or in the development stage and had no operating results as of December 31, 1995 and through May 29, 1996. The following unaudited pro forma information gives effect to the acquisition of the Forest Park hotel assuming the acquisition had occurred on January 1, 1995.
-----------------------------------------------------------
Year Ended December 31                  1996           1995
-----------------------------------------------------------
Total revenue                      $9,659,000    $5,978,000
Net income                          2,071,000       386,000

        On May 29, 1996, as part of the Corporate Organization, the Company effected a stock split of approximately 2,518-for-1 to increase the number of outstanding shares to 3,730,453. All share information has been restated to give effect to the stock split. Authorized shares are 100,000,000.

        All outstanding long-term debt, capital lease obligations, and notes payable to related parties as of May 29, 1996 were repaid from the proceeds of the offering.

        The financial statements as of December 31, 1995 and prior include the effects of the above transactions except for the IPO and the acquisition of hotels from third parties accounted for as purchases.

        The financial statements as of December 31, 1996 and for the year then ended reflect the effects of all of the above transactions.

        On November 20, 1996, the Company completed a follow-on offering and issued 2,977,983 common shares for aggregate net proceeds of $53.0 million.


NATURE OF OPERATIONS

Suburban Lodges develops, constructs, owns, and operates extended stay lodging hotels. Additionally, Suburban Lodges franchises the right to own and operate Suburban Lodge hotels to third parties. Third-party development, construction, and management services are available to such third-party franchisees on a fee basis.

        The hotels are primarily located in the Southeast with seven company owned properties and seven franchise properties located in the Atlanta, Georgia metropolitan area. Therefore, adverse events or conditions which affect those areas particularly (such as natural disasters or adverse changes in local economic conditions) could have a more pronounced negative impact on the operations of Suburban Lodges.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION

Room and other hotel revenue is recognized as earned. Reserves are established for estimated unrecoverable amounts. The Company expensed $12,500 during the year ended December 31, 1996 as a provision for uncollectible accounts.

FRANCHISE REVENUE

Franchisees are required to pay an initial franchise fee of the greater of $25,000 or $190 per guest room. Initial franchise fees are recognized as revenue when the franchisee has commenced operations. Additionally, franchisees are required to pay an ongoing royalty of 3% of gross revenues and may be required to pay either advertising/marketing fees or reservation/referral fees. Such ongoing fees are recognized as revenue when earned. As of December 31, 1996, there were ten franchises in operation and seven franchises under construction.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
   (CONTINUED)

INCOME TAXES

Income taxes have been provided for under the provision of Statement of Financial Accounting Standards ("SFAS") 109, "Accounting for Income Taxes." No provision has been made for federal and state income taxes on income from properties acquired from limited partnerships or limited liability companies because each partner's proportionate share of the partnership's or limited liability company's income or loss is passed through to be included on the individual tax returns of the partners or members (as the case may be).

INVESTMENTS IN HOTELS

The hotels are stated at cost. Costs directly associated with the construction of the hotels are capitalized until the related project is substantially complete and ready for its intended use. Additions to hotels for the years ended December 31, 1996 and 1995 included $193,766 and $76,437, respectively, of interest on funds borrowed to finance construction. Depreciation through September 30, 1996 is computed using the straight-line method for buildings and the double-declining-balance method for equipment and fixtures. All property additions after September 30, 1996 are depreciated using the straight-line method. The estimated useful lives are as follows:

----------------------------------------------
Buildings                             40 years
Equipment                              7 years
Furniture and fixtures                 7 years
----------------------------------------------

        Maintenance and repairs are charged to operations as incurred; major renewals and betterments are capitalized. Upon the sale or disposition of a fixed asset, the asset and related accumulated depreciation are removed from the accounts, and the gain or loss is included in operations.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include highly liquid investments with maturities of three months or less.

DEFERRED EXPENSES

Deferred expenses primarily consist of deferred loan costs and costs relating to initial operations. Amortization is computed using the straight-line method over the estimated lives of the assets as follows:

-------------------------------------------------
Loan costs                           4 - 25 years
Organization costs                   4 - 5 years
-------------------------------------------------

        Accumulated amortization is $46,308, $81,356, and $53,782 at December 31, 1996, 1995, and 1994, respectively.

        Pre-opening costs are expensed as incurred.

SUPPLEMENTAL CASH FLOW INFORMATION

Included in the consolidated statements of cash flows are cash payments for interest, net of amount capitalized, of $598,811, $1,008,464, and $940,549 for the years ended December 31, 1996, 1995, and 1994, respectively. There were no cash payments for income taxes for the years ended December 31, 1995 and 1994. Cash paid for taxes during the year ended December 31, 1996 was $844,300.

        During 1995, Suburban Lodges entered into a capital lease and capitalized the related asset and recorded the capital lease obligation of $11,435.

RECENT PRONOUNCEMENTS

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," which is effective for the Company's 1996 financial statements. SFAS 121 requires that long-lived assets and certain identifiable intangible assets held and used by a company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets might not be recoverable. The Company has determined that, as of December 31, 1996, no assets covered by SFAS 121 have been impaired.

USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


3. EARNINGS PER SHARE

Prior to May 28, 1996, the assets of the Company were owned and operated by Suburban Lodges of America, Inc. and its affiliates. The outstanding shares or other equity interests of the affiliates differ substantially from the shares of common stock of the Company outstanding after the IPO. Accordingly, the Company believes that the presentation of historical per share information may not be meaningful.

        Pro forma earnings per share for the year ended December 31, 1996 has been calculated by dividing net income adjusted to provide for income taxes (approximately $1,287,011 for the year ended December 31, 1996) assuming a 37.5% effective tax rate by the weighted average number of shares of common stock deemed to be outstanding during the period. Prior to May 29, 1996, the Company was not fully subject to income taxes because it consisted of partnerships and limited liability companies; however, if they had been subject to income taxes, pro forma net income after taxes would have been approximately $2,145,019 and $410,976 for the years ended December 31, 1996 and 1995, respectively, assuming a 37.5% effective tax rate.

        In accordance with Accounting Principles Board Opinion 15, the
Company has also computed supplemental earnings per common share to be $.31 for the year ended December 31, 1996. Supplemental net income of approximately $2,502,000 for the year ended December 31, 1996 has been computed by adjusting historical net income for (i) the elimination of interest expense on debt repaid with a portion of the proceeds of the initial public offering; (ii) inclusion of Forest Park for the entire period; and (iii) the computation of income taxes for the entire period at a rate of 37.5%. For the period January 1, 1996 to May 29, 1996, the supplemental weighted average number of common shares outstanding is based upon outstanding shares for the beginning of the period of 6,622,251 which were shares issued in connection with the Corporate Organization and its related stock split and the IPO as described in the Company's Registration Statement. Through May 29, 1996, shares outstanding for purposes of computing supplemental earnings per share exclude 1,925,705 shares issued relative to amounts used for general corporate purposes. All shares outstanding (8,547,829) are included in the calculation of supplemental weighted average shares for the period May 30, 1996 to September 30, 1996. During the quarter ended December 31, 1996, an additional 2,977,983 shares were issued and are included in weighted average shares outstanding for the purpose of computing supplemental earnings per share. Supplemental weighted average shares outstanding for the year ended December 31, 1996 are 8,104,443 based upon the above.

4. LONG-TERM DEBT
------------------------------------------------------------
December 31                             1996           1995
------------------------------------------------------------
Line of credit                      $ 15,000,000   $      -
Mortgage notes payable
 with interest rates
 ranging from 8.5% to
 10.75%, maturities
 ranging from 1999 to 2018,
 and collateralized
 by the facilities                                 $12,155,866

Capital lease obligations
 (Note 4)                                               36,906
--------------------------------------------------------------

                                      15,000,000    12,192,772
Less current portion                                  (640,413)
---------------------------------------------------------------
   Total                           $ 15,000,000   $ 11,552,359
---------------------------------------------------------------

LINE OF CREDIT

During 1996, the Company obtained a $25 million Line of Credit with PNC Bank, Kentucky, Inc. ("PNC") and a commitment to increase the Line of Credit to $50 million and a further commitment, which is subject to obtaining other participating lenders, to increase the commitment to $100 million. The Line of Credit matures September 25, 1998 and bears interest, at the borrower's option, at (i) the higher of PNC's prime rate plus three-quarters of one percent or the federal funds rate plus one and one quarter percent or (ii) the Euro-Rate plus two and one quarter percent. The Line of Credit is secured by substantially all assets of the Company. The Line of Credit restricts, among other things, the incurrence of indebtedness, the sale of assets, the incurrence of liens, the concentration of facility locations, and the payment of cash dividends. In addition, the Company is required to satisfy, among other things, certain financial performance criteria, including minimum net worth levels and minimum levels of earnings before interest, taxes, depreciation, and amortization. As of December 31, 1996, the Company had $35 million available under the Line of Credit.

        In 1994, Suburban Lodges refinanced certain mortgage loans for an amount which was $130,180 less than the carrying value and recognized an extraordinary gain on the transactions.

5. CAPITAL LEASES

During 1995, certain equipment was leased under capital lease agreements expiring at varying times through 2000. In conjunction with the IPO on May 29, 1996, the Company paid off all of its capital lease obligations. Capitalized lease assets were amortized over the shorter of the useful life of the related asset or the lease term. The balances of capital lease assets and related accumulated amortization at December 31, 1995 were as follows:

--------------------------------------------------------
Equipment                                   $   133,493
Less accumulated amortization                  (101,150)
--------------------------------------------------------
   Total                                    $    32,343
--------------------------------------------------------

6. LEASES

Suburban Lodges leases satellite television equipment under operating leases expiring through August 1998. Satellite television rental expense was $88,132, $43,851, and $40,659 for the years ended December 31, 1996, 1995, and 1994, respectively.

        The Company had an operating lease for its corporate offices which expired on December 31, 1996. Total rental expense under this agreement was $37,644, $36,040, and $25,900 for the years ended December 31, 1996, 1995, and 1994, respectively.

        During 1996, the Company moved its corporate offices and entered into a new operating lease agreement. Total rental expense under this agreement for the year ended December 31, 1996 was $22,586.

        Minimum future rental payments under noncancelable operating leases having remaining terms in excess of one year as of December 31, 1996, for each year and in the aggregate, are as follows:

----------------------------------------------------------
December 31
----------------------------------------------------------
1997                                        $    373,953
1998                                             343,230
1999                                             304,241
2000                                             252,326
2001                                              89,665
---------------------------------------------------------
   Total                                    $  1,363,415
---------------------------------------------------------

7. NOTES PAYABLE TO AFFILIATES

The acquired partnerships and limited liability companies had certain notes payable to affiliates. All of these notes were repaid with the proceeds from the IPO. No amounts were outstanding under these notes payable to affiliates as of December 31, 1996.

        On January 1, 1994, SLA Associates-White Horse, L.P. ("White Horse") issued an unsecured note bearing interest at 10% for $450,000 payable to a limited partner of White Horse. Principal and interest was to be repaid from operating cash flows on an annual basis. All unpaid amounts were originally due and payable no later than January 1, 2003. The amount outstanding at December 31, 1995 was $450,000.

        Mableton Associates L.P. ("Mableton") issued unsecured notes for $10,000 in 1993 bearing interest at 12% per annum payable to an affiliate. Mableton replaced and extended these notes by issuing another note of $15,000 in 1995. Mableton issued additional notes for $17,399 in 1995. The amount outstanding at December 31, 1995 under these notes was $32,399.

        On May 24, 1994, Mableton issued an unsecured note to a limited partner for $105,000 which was originally due on May 24, 1997 and bore interest at 10%. In accordance with the terms of the note agreement, the interest rate increased to prime plus 4% (12.5%) as of January 1, 1996. Mableton also issued three unsecured notes aggregating $50,000 on May 20, 1994 to limited partners due on May 20, 1995 which were subsequently extended to March 10, 1996, and bore interest at 12%. The amount outstanding at December 31, 1995 under these notes was $53,125.

        During the inception of the Company, various partnership investors loaned funds as required by the organization. These notes accrued interest at prime plus 2%. The amount outstanding at December 31, 1995 under these notes was $394,385.

        Pursuant to an agreement with SLA Associates-Matthews, L.P. ("Matthews"), three limited partners loaned funds in 1995 and 1996 to Matthews bearing interest at 10% payable on demand. The amount outstanding at December 31, 1995 on these three notes was $675,000.

        During 1995 and 1996, HSL of Conyers, LLC ("Conyers") received $20,000 and $40,000 in member loans from its members which accrued interest at prime plus 2%, and were payable on demand. The principal balance outstanding on the loans at December 31, 1995 was $20,000.

8. RELATED PARTY TRANSACTIONS

From time to time, the Company made advances to an officer of the Company. The balance outstanding under these advances were $50,000 and $5,000 at December 31, 1996 and 1995, respectively.

        The Company paid consulting fees to a firm owned by an officer of the Company. Total payments were $10,000 and $17,000 for the years ended December 31, 1996 and 1995, respectively.

9. INCOME TAXES

Income taxes have been provided for under the provisions of SFAS 109. No provision has been made for federal and state income taxes on the properties acquired from partnerships or limited liability companies because each partner's proportionate share of the partnership's or limited liability company's income or loss is passed through to be included on the individual tax returns of the partners or members (as the case may be).

        The components of the provision for income tax were as follows at December 31:

---------------------------------------------------------------------
                                  1996           1995         1994
---------------------------------------------------------------------
Current income
 tax expense (benefit)        $ 1,059,266     $  12,870    $ (19,844)
Deferred income
 tax expense (benefit)            (11,928)      (32,481)       5,844
---------------------------------------------------------------------
   Total expense (benefit)    $ 1,047,338     $ (19,611)   $ (14,000)
---------------------------------------------------------------------

        The following is a reconciliation of the statutory rate to the effective rate of Suburban Lodges at December 31:

---------------------------------------------------------------------
                                 1996           1995         1994
---------------------------------------------------------------------
Statutory federal rate           34.0%         34.0%        34.0%
State income taxes                1.4           4.5          4.5
Effect of income not
 subject to tax                  (4.5)        (36.8)       (42.6)
Change in valuation
 allowance                                     (4.2)         1.2
Other                            (0.4)           -            -
---------------------------------------------------------------------
   Effective tax rate            30.5%         (2.5)%       (2.9)%
---------------------------------------------------------------------
        The components of the deferred tax asset were as follows at December 31:

----------------------------------------------------------------
                                        1996           1995
----------------------------------------------------------------
Investment in hotels                $  375,118       $    -
Unearned franchise fees                 55,026            -
Net operating loss
 carryforward                       $                   33,611
----------------------------------------------------------------
   Net deferred tax asset           $  430,144       $  33,611
----------------------------------------------------------------

        Suburban Lodges had net operating loss carryforwards of approximately $172,000 at December 31, 1995. All of the net operating loss carryforwards were utilized during 1996. In connection with the Corporate Organization and the IPO described in Note 1, certain deferred tax assets and liabilities were adjusted to reflect the change in tax rates associated with the mergers and to reflect the increase in the income tax basis of assets acquired in the transaction.

10. SHAREHOLDERS' EQUITY AND STOCK OPTION PLANS

Suburban Lodges had 11,525,812 and 3,729,158 shares of common stock having a par value of $0.01, outstanding at December 31, 1996 and 1995, respectively. Authorized shares were 100,000,000 at December 31, 1996. The equity accounts also include the capital accounts of the merging partnerships in the amount of $1,660,361 at December 31, 1995. The balances of shareholders' deficit and partners' capital were reclassified to additional paid-in capital in conjunction with the IPO and concurrent Corporate Organization on May 29, 1996. Accordingly, at December 31, 1996, retained earnings is comprised of the net income of the Company since the date of the Corporate Organization.

        On May 23, 1996, the Company granted options to acquire an aggregate of 400,000 shares of common stock at $17.00 to $18.70 per share under the Suburban Lodges of America, Inc. Stock Option and Incentive Award Plan (the "1996 Plan"). Such options become exercisable for 25% of the shares of common stock covered by the options on the first anniversary of the date of grant and an additional 25% on each anniversary of such date through the year 2000. There are 250,000 and 150,000 options exercisable for ten years and five years from the date of grant, respectively. Additionally, 4,500 options to acquire common stock at $17.00 were granted on May 23, 1996 under the Suburban Lodges of America, Inc. Nonemployee Directors' Stock Option and Fee Plan (the "Directors' Plan"). Such shares vest on the first anniversary of grant and are exercisable for ten years from the date of grant. Nonemployee Directors also received an award of 1,000 shares of restricted common stock for an aggregate award of 3,000 shares.

        In October 1995, SFAS 123, "Accounting for Stock-Based Compensation" was issued. The adoption of the new recognition provisions for stock-based compensation expense included in SFAS 123 is optional; however, the pro forma effects on net income and earnings per share had the new recognition provisions been elected is required to be disclosed in the financial statements. Suburban Lodges has elected to follow the requirements of Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees," in its accounting for employee stock options; therefore, no impact on the Company's financial position and results of operations is expected. Had compensation cost for the 1996 Plan and the Directors'
Plan been determined consistent with SFAS 123, "Accounting for Stock-Based Compensation," the Company's pro forma net income and earnings per share for 1996 would have been $1,932,830 and $.28, respectively.

        Under the terms of the plans, 750,000 and 100,000 shares of the Company's common stock were reserved for issuance under the 1996 Plan and Directors' Plan, respectively. At December 31, 1996, 350,000 and 95,500 shares were available for future grant under the 1996 Plan and the Directors' Plan, respectively. Stock option transactions are summarized as follows:

------------------------------------------------------------------------
                                                                Weighted
                                                                 Average
                                                 Exercise       Exercise
                           Number of                Price      Price Per
                              Shares            Per Share          Share
-------------------------------------------------------------------------

Directors' Plan
Granted during
 1996 and
 outstanding at
 December 31, 1996             4,500            $  17.00        $   17.00
-------------------------------------------------------------------------
1996 Plan
Granted during
 1996 and
 outstanding at
 December 31, 1996            400,000          $    17.00       $   17.68
                                                      to
                                               $    18.70
-------------------------------------------------------------------------

        All stock options are granted with an exercise price equal to the quoted market price of the common stock at the grant date. The weighted average fair value of the stock options granted during 1996 was $7.05 and $7.31 for the options under the 1996 Plan and the Directors' Plan, respectively. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1996:

--------------------------------------------------------------
                                         1996       Directors'
                                         Plan         Plan
--------------------------------------------------------------
Risk free interest rate                  6.3%         6.2%
Expected dividend yield                  0.0%         0.0%
Expected life                         4.0 years    4.0 years
Expected volatility                     46.0%        45.0%
--------------------------------------------------------------

        The outstanding stock options at December 31, 1996 have a weighted average contractual life of 8.9 years. No option shares were exercisable at December 31, 1996 under the 1996 Plan or the Directors' Plan.

11. FAIR VALUE OF FINANCIAL INSTRUMENTS
SFAS 107, "Disclosures About Fair Value of Financial Instruments," requires companies to disclose the estimated fair value of both assets and liabilities recognized and not recognized in the statement of financial position, subject to certain exceptions. For certain instruments, including cash and cash equivalents, accounts payable, and accrued expenses, it has been assumed that the carrying amount approximates fair value due to their short-term maturity.

        The carrying amount of long-term debt approximates fair value because most interest notes are variable and fixed notes were not significantly different than notes available to Suburban Lodges at December 31, 1996 and 1995 for debt with similar terms and remaining maturities.

        The fair value of notes payable to affiliates at December 31, 1995 cannot be readily determined due to their related party nature.

12. SELECTED QUARTERLY FINANCIAL DATA - (UNAUDITED)

Quarterly financial data for the years ended December 31, 1996 and 1995 are as follows:

-----------------------------------------------------------------------------------------------------------------
1996                                         First             Second               Third                Fourth
-----------------------------------------------------------------------------------------------------------------
Total revenue                         $   1,669,323          $ 2,083,534          $ 2,660,166          $2,853,005
Operating income                            620,470              846,368              945,677             618,644
Net income                                  307,629              591,171              721,140             764,752
Pro forma earnings per share                   0.06                 0.08                 -                    -
Earnings per share                              -                    -                   0.08                0.08
-----------------------------------------------------------------------------------------------------------------
1995
-----------------------------------------------------------------------------------------------------------------
Total revenue                             1,142,665             1,220,996            1,332,588            1,491,098
Operating income                            349,614               445,371              520,070              440,623
Net income                                  124,230               228,732              273,675               50,535
-------------------------------------------------------------------------------------------------------------------

13. SUBSEQUENT EVENT

On February 28, 1997, the Company purchased four properties from a franchisee. The aggregate purchase price was $23 million in common stock at the average closing price for the 20 consecutive trading days prior to the contract date, which was $17.50 per share as agreed upon by the parties, less debt assumed at closing of approximately $12.5 million. The debt assumed was immediately paid off.

                                      SIGNATURES

   Pursuant to the requirements of Section 13 or 15(a) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Atlanta, State of Georgia, on the 28th day of March, 1997.

                                  SUBURBAN LODGES OF AMERICA, INC.


                                  By: /s/ David Krischer
                                     David E. Krischer
                                     Chairman of the Board, Chief
                                       Executive Officer and President


   Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company in the capacities set forth and on the 28th day of March, 1997.

             Signature                             Position

/s/ David E. Krischer                  Chairman of the Board, Chief Executive Officer,
David E. Krischer                      President and Director (Principal Executive Officer)

/s/ Dan J. Berman                      Vice President - Franchising and Director
Dan J. Berman

/s/ Terry J. Feldman                   Vice President and Chief Financial Officer (Principal
Terry J. Feldman                       Financial and Accounting Officer)

/s/ James R. Kuse                      Director
James R. Kuse

/s/ Michael McGovern                   Director
Michael McGovern

/s/ John W. Speigel                    Director
John W. Spiegel
