Form 10-Q
period 1997-03-31
SUBURBAN LODGES OF AMERICA INC
filed 1997-05-09
CIK 1011449

UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                         Washington, D. C. 20549

                                FORM 10-Q

(Mark One)
/ X/          QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
               OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended March 31, 1997

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


     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES / X /  NO /  /


     Number of shares of Common Stock, $.01 par value outstanding as of March 31, 1997:

                                12,127,502
                         Suburban Lodges of America, Inc.

                                   INDEX


PART I.  FINANCIAL INFORMATION
                                                                          PAGE
Item 1.  Financial Statements

         Balance Sheets at March 31, 1996 and March 31, 1997 (unaudited)    3

         Statements of Operations for the three month periods ended         4
              ended March 31, 1996 and March 31, 1997 (unaudited)

         Statements of Cash Flows for the three month periods ended         5
              March 31, 1996 and March 31, 1997 (Unaudited)

         Notes to Financial Statements                                      6-7

Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                     8-9

PART II.  OTHER INFORMATION AND SIGNATURES

         Signatures                                                         10

                        Suburban Lodges of America, Inc.
                          Consolidated Balance Sheets

                                                                                  (Unaudited)

                                                                        March 31,            March 31,
                                                                          1997                 1996
                                                                       ------------         ----------
                                               ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                           $ 55,962,296        $   767,163
   Accounts receivable, trade                                               106,283
   Prepaid and other assets                                               1,289,783            440,587
   Advances to affiliates                                                    26,000             30,000
   Current deferred tax asset                                                65,026              7,050
                                                                        -----------         ----------
      Total current                                                      57,449,388          1,244,800
                                                                        -----------         ----------

NONCURRENT DEFERRED TAX ASSET                                               201,717
DEFERRED EXPENSES-net                                                       567,124            448,907
INVESTMENT IN FACILITIES- at cost:
   Land                                                                   8,374,642          2,386,633
   Building                                                              59,809,074          9,371,039
   Furniture and fixtures                                                 3,297,603            909,773
   Equipment                                                              2,157,792          1,105,168
   Construction in progress                                              13,112,880          3,449,530
                                                                        -----------         ----------
                                                                         86,751,991         17,222,143
   Less accumulated depreciation                                          3,170,446          2,096,182
                                                                        -----------         ----------
      Net investment in facilities                                       83,581,545         15,125,961
                                                                        -----------         ----------
                                                                       $141,799,774        $16,819,668
                                                                        ===========         ==========

                                    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long term debt                                  $        -          $    535,902
   Current portion of notes payable to affiliates                              -             1,052,511
   Accounts payable, trade                                                  687,403            149,999
   Construction accounts payable                                            279,462            336,078
   Accrued interest                                                           9,478            131,125
   Accrued expenses and other liabilities                                   812,332            430,899
   Unearned franchise fees                                                  360,820               -
   Income taxes payable                                                     627,002               -
                                                                       ------------        -----------
   Total current                                                          2,776,497          2,636,514


DEFERRED INCOME TAX PAYABLE                                                  64,003               -
LONG-TERM DEBT AND CAPITAL LEASES OBLIGATIONS                            15,007,251         13,312,938
LONG-TERM NOTES PAYABLE TO AFFILIATES                                          -               612,397
                                                                       ------------        -----------
    Total liabilities                                                    17,847,751         16,561,849

SHAREHOLDERS' EQUITY(DEFICIT):
   Common stock                                                             121,776                 15
   Additional paid-in capital                                           120,558,759                999
   Retained earnings (deficit)                                            3,271,488         (1,669,789)
   Partners' and members capital                                               -             1,926,594
                                                                       ------------        -----------
      Total capital                                                     123,952,023            257,819
                                                                       ------------        -----------

                                                                      $ 141,799,774       $ 16,819,668
                                                                       ============        ===========
/TABLE

                           Suburban Lodges of America, Inc.
                       Consolidated Statements of Operations

                                                               Mar 31, 1996           Mar 31, 1997
                                                               ------------           ------------
REVENUE:
  Room revenue                                                  $1,366,141            $3,449,567
  Other hotel revenue                                               86,322               237,927
  Franchise and other revenue                                      216,860               235,170
                                                                 ---------             ---------
     Total revenue                                               1,669,323             3,922,664
                                                                 ---------             ---------

COSTS AND EXPENSES:
  Hotel operating expenses                                         652,581             1,867,721
  Corporate operating expenses                                     274,022               400,959
  Related party consulting                                           6,000
  Depreciation and amortization                                    116,250               466,000
                                                                 ---------             ---------
     Total costs and expenses                                    1,048,853             2,734,680
                                                                 ---------             ---------
OPERATING INCOME                                                   620,470             1,187,984

INTEREST INCOME                                                                          769,972
INTEREST EXPENSE                                                  (286,280)               (1,247)
                                                                 ---------             ---------
                                                                   334,190             1,956,709
INCOME TAX EXPENSE                                                 (26,561)             (699,528)
                                                                 ---------             ---------
NET INCOME                                                        $307,629            $1,257,181
                                                                 =========             =========

Earnings per common share                                                                  $0.11
                                                                                           =====

Pro forma earnings per share                                         $0.06
                                                                     =====

Weighted average shares outstanding                              3,322,251            11,733,061
                                                                 =========            ==========
/TABLE

                                 Suburban Lodges of America, Inc.
                                     Statements of Cash Flows

                                                                                 Three Months
                                                                        -----------------------------
                                                                           1996                 1997
                                                                        --------          -----------
OPERATING ACTIVITIES:
Net income                                                            $   307,629         $  1,257,181
Adjustments to reconcile net income to
  net cash provided by operating activities:
Non cash transactions                                                                       33,550,369
  Depreciation and amortization                                           116,250              466,000
  Changes in assets and liabilities:
     Trade receivables, net                                                                    (11,125)
     Prepaid expenses and other assets                                   (260,471)            (214,726)
     Advances to affiliates                                               (25,000)              24,000
     Current deferred tax asset                                            26,561              (10,000)
     Noncurrent deferred tax asset                                                             173,401
     Deferred expenses, net                                                                   (318,901)
     Accounts payable, trade                                               67,630              (70,806)
     Accrued expenses                                                     108,221              409,113
     Accrued interest                                                      (6,103)             (84,564)
     Unearned franchise fees                                                                    63,000
     Noncurrent deferred tax liability                                                          64,003
     Income taxes payable                                                                      398,919
                                                                     ------------          -----------
          Net cash provided by operating                                  334,717           35,695,864
                                                                     ------------          -----------
INVESTING ACTIVITIES:
    Purchase of land                                                                       (6,097,774)
    Construction in progress                                                                1,111,612
    Construction accounts payable                                       (208,524)          (1,746,056)
    Expenditures for buildings and improvements                       (1,471,126)         (48,556,955)
    Purchase of furniture,fixtures, and equipment                       (121,904)          (2,742,965)
                                                                      ----------          -----------
          Net cash used in investing activities                       (1,801,554)         (58,032,138)
                                                                     ------------          -----------
FINANCING ACTIVITIES:
    Debt assumed from acquisition properties                                               12,470,420
    Repayment of debt from acquisition properties                                         (12,470,420)
    Proceeds from issuance of long-term debt                           1,742,203
    Principal payments on long-term debt                                  (79,844)
    Payments on advances to affiliates                                    40,000
    Payments on capital lease obligations                                 (6,291)
    Offering costs                                                                            (41,708)
    Distributions to partners                                           (149,500)
                                                                     ------------          -----------
         Net cash provided by financing activities                     1,546,568              (41,708)
                                                                     ------------          -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                   79,731          (22,377,982)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                                   687,432           78,340,278
                                                                     ------------          -----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                                      $  767,163          $55,962,296
                                                                       =========           ==========
/TABLE

                     Suburban Lodges of America, Inc.
                      Notes to Financial Statements
                               (Unaudited)


1.   BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements have been omitted. In the opinion of management, all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of financial position and results of operations have been made. These interim financial statements should be read in conjunction with the consolidated historical financial statements and notes thereto, presented in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, and the Company's Registration Statement on Form S-1(No. 333-3876), as amended, (the "Registration Statement") and the Company's prospectus, dated May 23, 1996, filed with the Securities and Exchange Commission.

All significant intercompany balances and transactions have been eliminated.


1.   EARNINGS PER SHARE

     Earnings per common share for the three month period ended March 31, 1997 are computed by dividing net income by the weighted average shares outstanding for the period.

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

     The pro forma earnings per share for the three month period ended March 31, 1996 have been calculated by dividing net income adjusted to provide for income taxes (approximately $125,000 for the three month period ended March 31, 1996) assuming a 37.5% effective tax rate by the weighted average number of shares of common stock deemed to be outstanding during the period. Prior to May 29, 1996, the Company was not fully subject to income taxes because it consisted of partnerships and limited liability companies; however, if they had been subject to income taxes, pro forma net income after taxes would have been approximately $208,869 for the three month period ended March 31, 1996.

     In accordance with Accounting Principles Board Opinion No. 15, the Company has also computed supplemental earnings per common share to be $0.06 for the three month period ended March 31, 1996. Supplemental net income of approximately $374,000 for the three month period ended March 31, 1996 has been computed by adjusting historical net income for ( i ) the elimination of interest expense on debt repaid with a portion of the proceeds of the Offering; (ii) the inclusion of certain additional corporate operating expenses; (iii) adjustments to depreciation and amortization;
(iv) the inclusion of Forest Park for the entire period; and (v) the
computation of income taxes for the period at a rate of 37.5%.   For the
period January 1, 1996 to May 29, 1996, the supplemental weighted average number of common shares outstanding is based upon outstanding shares for the beginning of the period of 6,622,251 which were shares issued in connection with the Corporate Organization and its related stock split and the offering as described in the Company's Registration Statement. Through May 29, 1996, shares outstanding for purposes of computing supplemental earnings per share exclude 1,925,705 shares issued relative to amounts used for general corporate purposes.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF THE QUARTER  ENDED MARCH 31, 1997 TO THE QUARTER ENDED
MARCH 31, 1996

     Total revenue for the quarter ended March 31, 1997 was approximately $3,923,000 which was an increase of $2,253,000 or 135%, over the quarter ended March 31, 1996. Room revenue for the quarter increased by approximately $2,083,000 of which approximately $1,545,000 was attributable to the opening and full quarter to date results of the nine hotels which opened since March 31, 1996; a total of $224,000 relates to the full quarter results for the Forest Park hotel which was acquired in May 1996 and approximately $372,000 relates to the acquisition of four existing hotels on February 28, 1997; in addition, a decline of approximately ($57,000) in revenue was attributable to hotels open throughout both periods, reflecting a (2.6%) decrease in occupancy which was partially offset by a 1.9% increase in the average weekly rate from $146.72 to $149.53. Occupancy for all company hotels declined from 96.6% to 83.8% because of the ramp-up period for the eleven hotels opened since March 31, 1996; however, the average weekly rate for all company hotels increased from $146.72 to $154.50.

     Franchise and other revenue from corporate operations for the quarter ended March 31, 1997 which includes management, franchise and development revenue, was approximately $235,000 compared to $217,000 for the quarter ended March 31, 1996. Franchise revenue for the quarter
increased about $71,000   from $89,000 in 1996 to $160,000 in 1997.  The
additional franchise revenue reflects an increase of $73,000 in initial franchise fees related to three new Suburban Lodge hotels opened in 1997 and a ($2,000) decrease in royalties on open hotels as a result of the acquisition of four franchise properties on February 28, 1997. Development and construction revenue decreased approximately ($39,000) as the company focused on accelerating development of company owned hotels during 1997. For the quarter ended March 31, 1997, there were no third party management fees, whereas in the comparable quarter ended March 31, 1996, there was one hotel under management, which was acquired on May 23, 1996.

     Hotel operating expenses increased about $1,215,000 or 186%, to approximately $1,868,000 for the quarter ended March 31, 1997, from approximately $653,000 for the quarter ended March 31, 1996. The majority of this increase, or approximately $911,000, pertains to the opening and quarter to date expenses for the nine hotels which opened since March 31, 1996, and approximately $235,000 reflects the expenses for Forest Park which was acquired on May 29, 1996 and the four franchise hotels which were acquired February 28, 1997. The balance of the increase in hotel operating expenses of $69,000 is related to increases in expenses at hotels open during the entire period for both years. Hotel operating margins decreased from 55.1% to 49.3% from March 31, 1996 to March 31, 1997, due primarily to fixed operating costs associated with new hotels opened in 1997.

     Corporate operating expenses increased $127,000 or approximately 46% to $401,000 due to additional staffing in the financial, management and development segments of the business, insurance, legal and professional fees associated with being a public company, increased rent and related office expenses, and expanded travel related expenses.

     Depreciation and amortization increased to $466,000 from approximately $116,000 as a result of the hotels opened or acquired since March 31, 1996. In addition, the company incurred loan amortization costs associated with the line of credit.

     Interest expense declined from $286,000 in the quarter ended March 31, 1996 to zero interest for the comparable quarter in 1997, as a result of the payoff of all debt on operating properties with proceeds from the initial public offering. In addition, the company completed a second offering on November 25, 1996, and the excess funds were invested to generate interest income for the quarter ended March 31, 1997 of approximately $769,000.

      Income tax expense increased by $673,000 as compared to 1996, because the Company became a taxable entity in 1996.


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

       On November 25, 1996 the Company completed a secondary offering which resulted in net proceeds of approximately $53 million. These funds are targeted for future acquisitions, and construction and development of additional hotels. As of March 31, 1997, the Company had approximately $56 million in cash and cash equivalents and had borrowed $15 million under the Line of Credit. On February 28, 1997, the Company acquired four Suburban Lodge hotels from a franchisee and utilized approximately $12.5 million to pay off the existing debt related to these properties.

     The Company anticipates that the total cost to complete construction of the twenty Company-owned hotels expected to open by the end of 1997 will be approximately $60 million. The Company intends to fund the development and construction of these hotels with existing cash balances, cash flow from operations and borrowings under the Line of Credit. While the Company anticipates that there may be some markets where, due to a number of factors (such as union subcontractors), its development costs will be higher, overall the Company anticipates that in the immediate future a typical 136-guest room Suburban Lodge hotel will cost approximately $3.6 million (approximately $26,000 per guest room) to develop and construct, including pre-opening costs.

     The Company has obtained a $25 million Line of Credit with PNC Bank, Kentucky, Inc. ("PNC"), a commitment from PNC to increase the Line of Credit to $50 million and a further commitment, which is subject to obtaining other participating lenders, to increase the commitment to $100 million. The Line of Credit matures September 25, 1998 and bears interest, at the borrower's option, at (i) the higher of PNC's prime rate plus three-quarters of one percent or the federal funds rate plus one and one quarter percent or (ii) the Euro-Rate plus two and one quarter percent. The Line of Credit is secured by substantially all assets of the Company. The Line of Credit restricts, among other things, the incurrence of indebtedness, the sale of assets, the incurrence of liens, the concentration of facility locations, and the payment of cash dividends. In addition, the Company is required to satisfy, among other things, certain financial performance criteria, including minimum net worth levels and minimum levels of earnings before interest, taxes, depreciation, and amortization. As of March 31, 1997, the Company had $35 million available under the Line of Credit.

     In the future, the Company may seek to increase the amount of its credit facilities, negotiate additional credit facilities or issue corporate debt or equity securities. Any debt incurred or issued by the Company may be secured or unsecured, fixed or variable rate interest and may be subject to such terms as the Board of Directors of the Company deems prudent.

     The Company believes that existing cash balances, cash generated from operations and borrowings under the Line of Credit, will be sufficient to meet the Company's working capital and capital expenditure needs through the end of 1997. However, additional capital may be necessary for the Company to execute its long-term development plans.

Part II.  Other Information


     Item 6  Exhibits and Reports on Form 8-K

      (a)  Exhibits

      27  - Financial Data Schedule (For SEC use only)

      (b)  Reports on Form 8-K

              None

                                Signatures


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              Suburban Lodges of America, Inc.


Date:  May 9, 1997            By:  /s/ DAVID E. KRISCHER
                                     David E. Krischer
                                     Chairman of the Board,
                                     President
                                     Chief Executive Officer



Date:  May 9, 1997            By:  /s/ TERRY J. FELDMAN
                                     Terry J. Feldman
                                     Vice President
                                     Chief Financial Officer
                                     (Principal Financial Officer)