Form 10-Q
period 1997-06-30
SUBURBAN LODGES OF AMERICA INC
filed 1997-08-14
CIK 1011449

                              UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                FORM 10-Q

(Mark One)
/ X/          QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 1997

                                    OR

/   /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period  from __________ to __________

                     Commission File Number:  0-28108

                     Suburban Lodges of America, Inc.

         Georgia                       58-1781184
------------------------           ----------------
(State of Incorporation)           (I.R.S. Employer
                                   Identification No.)


                           1000 Parkwood Circle
                                Suite 850
                          Atlanta, Georgia 30339
                 ----------------------------------------
                 (Address of principal executive offices)


                               770-951-9511
           ----------------------------------------------------
           (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES / X /  NO /  /


     Number of shares of Common Stock, $.01 par value, outstanding as of June 30, 1997:

                            12,130,502

                 Suburban Lodges of America, Inc.

                              INDEX

PART I.  FINANCIAL INFORMATION
                                                                                        PAGE
Item 1.  Financial Statements

         Consolidated Balance Sheets at December 31, 1996 and June 30, 1997
         (unaudited)                                                                      3

         Consolidated Statements of Operations for the three month and six
         month periods ended June 30, 1996 and June 30, 1997 (unaudited)                  4

         Statements of Cash Flows for the six month periods
         ended June 30, 1996 and June 30, 1997 (unaudited)                                5

         Notes to Financial Statements                                                    6-7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                            8-10

PART II.  OTHER INFORMATION AND SIGNATURES

         Signatures                                                                       11

                   SUBURBAN LODGES OF AMERICA, INC.
                     CONSOLIDATED BALANCE SHEETS

                                                                                  (Unaudited)
                                                                     December 31,             June 30,
                                                                        1996                    1997
                                                                     ------------              -------
                                               ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                         $ 78,340,278            $ 37,805,337
   Accounts receivable, trade                                              95,158                 126,403
   Prepaid and other assets                                             1,075,057               1,559,928
   Advances to affiliates                                                  50,000                  17,000
   Current deferred tax asset                                              55,026                  65,026
                                                                      -----------             -----------
      Total current                                                    79,615,519              39,573,694
                                                                      -----------             -----------
NONCURRENT DEFERRED TAX ASSET                                             375,118                 201,717

DEFERRED EXPENSES - net                                                   265,651                 524,935

INVESTMENT IN FACILITIES - at cost:
   Land                                                                 4,351,868              10,143,084
   Building                                                            31,069,119              65,924,599
   Furniture and fixtures                                               2,405,849               3,839,403
   Equipment                                                            1,414,595               2,529,250
   Construction in progress                                            14,224,492              24,005,195
                                                                      -----------             -----------
                                                                       53,465,923             106,441,531
   Less accumulated depreciation                                       (2,721,819)             (3,768,971)
                                                                      -----------             -----------
      Net investment in facilities                                     50,744,104             102,672,560
                                                                      -----------             -----------
                                                                     $131,000,392            $142,972,906
                                                                      ===========             ===========

                                LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable, trade                                                758,209                221,779
   Construction accounts payable                                        2,025,518                593,060
   Accrued expenses and other                                             403,219                855,564
   Accrued interest                                                        94,042                    -
   Unearned franchise fees                                                297,820                410,070
   Income taxes payable                                                   228,083                103,848
                                                                      -----------             -----------
     Total current                                                      3,806,891              2,184,321

DEFERRED INCOME TAX PAYABLE                                                  -                   64,003
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS                           15,000,000             15,000,000
                                                                      -----------             -----------
     Total liabilities                                                 18,806,891             17,248,324

SHAREHOLDERS' EQUITY(DEFICIT):
   Common stock                                                           115,258                121,776
   Additional paid-in capital                                         110,063,881            120,557,755
   Retained earnings (deficit)                                          2,014,362              5,045,051
   Partners' and members capital
      Total capital                                                   112,193,501            125,724,582
                                                                      -----------             -----------
                                                                     $131,000,392           $142,972,906
                                                                      ===========            ===========

                   SUBURBAN LODGES OF AMERICA, INC.
               CONSOLIDATED STATEMENTS OF OPERATIONS

                                               (Unaudited)                            (Unaudited)
                                            Three Months Ended                     Six Months Ended
                                    June 30, 1996       June 30, 1997      June 30, 1996   June 30, 1997
                                    -------------       -------------      -------------   -------------
REVENUE:
  Room revenue                      $1,660,515           $4,986,772         $3,026,656      $8,436,339
  Other hotel revenue                  127,284              442,913            213,606         680,841
  Franchise and other revenue          295,735              215,984            512,595         451,153
                                     ---------            ---------          ---------       ---------
     Total revenue                   2,083,534            5,645,669          3,752,857       9,568,333
                                     ---------            ---------          ---------       ---------

COSTS AND EXPENSES:
  Hotel operating expenses             779,619            2,462,319          1,432,200       4,330,061
  Corporate operating expenses         321,074              452,159            597,096         855,599
  Related party consulting fees          6,000                                  10,000
  Depreciation and amortization        130,473              637,525            246,723       1,103,525
                                     ---------            ---------          ---------       ---------
     Total costs and expenses        1,237,166            3,552,003          2,286,019       6,289,185
                                     ---------            ---------          ---------       ---------

OPERATING INCOME                       846,368            2,093,666          1,466,838       3,279,148
INTEREST INCOME                        139,081              552,024            139,081       1,321,996
INTEREST EXPENSE                      (267,663)             (11,528)          (553,943)        (12,775)
                                     ---------            ---------          ---------       ---------
                                       717,786            2,634,162          1,051,976       4,588,369
INCOME TAX EXPENSE                     126,615              858,098            153,176       1,557,626
                                     ---------            ---------          ---------       ---------
NET INCOME                            $591,171           $1,776,064           $898,800      $3,030,743
                                       =======            =========            =======       =========

Earnings per common share                 --                  $0.15               --             $0.25
                                                               ====                               ====
Pro forma earnings per share             $0.08               --                  $0.14           --
                                          ====                                    ====
Weighted average shares
   outstanding                       5,477,461           12,128,502          4,603,957      11,930,781
                                     =========           ==========          =========      ==========

                   SUBURBAN LODGES OF AMERICA, INC.
                        STATEMENTS OF CASH FLOWS

                                                                           (Unaudited)
                                                                      Six Months Ended June 30,
                                                                       1996                 1997
                                                                      --------------------------
OPERATING ACTIVITIES:
Net income                                                           $898,800           $3,030,743
Non cash transactions

 Depreciation and amortization                                        246,723            1,103,525
 Changes in assets and liabilities:
  Trade receivables, net                                                                   (31,245)
  Prepaid expenses and other assets                                  (290,486)            (484,871)
  Advances to affiliates                                             (120,000)              33,000
  Current deferred tax asset                                          (60,091)             (10,000)
  Noncurrent deferred tax asset                                                            173,401
  Deferred expenses, net                                              (59,309)            (318,900)
  Accounts payable, trade                                             261,729             (536,430)
  Accrued expenses                                                    430,907              452,345
  Accrued interest                                                   (137,228)             (94,042)
  Unearned franchise fees                                                                  112,250
  Noncurrent deferred tax liability                                                         64,003
  Income taxes payable                                                213,267             (124,235)
                                                                   ----------          -----------
     Net cash provided by operating                                 1,384,312            3,369,544
                                                                   ----------          -----------
INVESTING ACTIVITIES:
   Capital expenditures                                           (18,898,094)         (29,972,419)
   Construction accounts payable                                      616,209           (1,432,458)
                                                                   ----------          -----------
     Net cash used in investing activities                        (18,281,885)         (31,404,877)
                                                                   ----------          -----------
FINANCING ACTIVITIES:
   Debt assumed from acquisition properties
   Repayment of debt from acquisition                                                  (12,470,420)
   Proceeds from issuance of long-term debt                         2,814,967
   Principal payments on long-term debt                           (14,981,894)
   Payments on advances to affiliates                              (1,624,909)
   Payments on capital lease obligations                              (25,845)
   Offering costs                                                  (1,659,375)             (29,188)
   Net proceeds from stock issuance                                59,998,950
   Distributions to partners                                       (1,131,014)
                                                                   ----------          -----------
   Net cash provided by
    financing activities                                           43,390,880          (12,499,608)
                                                                   ----------          -----------
NET CHANGE IN CASH AND CASH EQUIVALENTS                            26,493,307          (40,534,941)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                                 687,432           78,340,278
                                                                   ----------          -----------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                                   $27,180,739          $37,805,337
                                                                   ==========           ==========

                     Suburban Lodges of America, Inc.
                      Notes to Financial Statements
                               (Unaudited)

1.   BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements have been omitted. In the opinion of management, all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of financial position and results of operations have been made. These interim financial statements should be read in conjunction with the consolidated historical financial statements and notes thereto, presented in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, and the Company's Registration Statement on Form S-1 (No. 333-2876), as amended (the "Registration Statement"), and the Company's prospectus, dated May 23, 1996, filed with the Securities and Exchange Commission.

     All significant intercompany balances and transactions have been eliminated.

2.   EARNINGS PER SHARE

     Earnings per common share for the three month and six month periods ended June 30, 1997 were computed by dividing net income by the weighted average shares outstanding for each period.

     Prior to May 29, 1996, the assets of the Company were owned and operated by Suburban Lodges of America, Inc. and its affiliates and the limited liability companies and partnerships (collectively, the "Predecessor Entities") which owned and operated 16 Suburban Lodge facilities in operation, construction or development immediately prior to the Company's initial public offering (the "IPO"). The transactions whereby the Company purchased the Predecessor Entities are referred to herein as the "Corporate Organization." The outstanding shares or other equity interests of the Predecessor Entities differ substantially from the shares of common stock of the Company outstanding after the IPO. Accordingly, the Company believes that the presentation of historical per share information may not be meaningful.

     The pro forma earnings per share for the three month and six month periods ended June 30, 1996 were calculated by dividing income before income taxes by the weighted average number of shares of common stock deemed to be outstanding during the respective periods. Income before taxes has been adjusted to provide for income taxes (approximately $269,000 and $395,000, respectively, for the three month and six month periods ended June 30, 1996) assuming a 37.5% effective tax rate. Prior to May 29, 1996, the Company was not fully subject to income taxes because it consisted in part of partnerships and limited liability companies; however, if these partnerships and limited liability companies had been subject to income taxes, pro forma net income after taxes would have been approximately $449,000 and $657,000, respectively, for the three month and six month periods ended June 30, 1996, assuming a 37.5% effective tax rate.

     In accordance with Accounting Principles Board Opinion No. 15, the Company also computed supplemental earnings per common share to be $.09 and $.15, respectively, for the three month and six month periods ended June 30, 1996. Supplemental net income of approximately $590,000 and $964,000, respectively, for the three month and six month periods ended June 30, 1996, was computed by adjusting historical net income for (i) the elimination of interest expense on debt repaid with a portion of the proceeds of the IPO; (ii) the inclusion of certain additional corporate operating expenses; (iii) adjustments to depreciation and amortization; (iv) the inclusion of the Forest Park hotel for the entire quarter and (v) the computation of income taxes for the entire period at a rate of 37.5%. The supplemental weighted average number of common shares outstanding (6,622,251) for both periods is based upon the outstanding number of shares for the beginning of each period of 6,622,251, which shares were issued in connection with the Corporate Organization and the related stock split and the IPO as described in the Registration Statement. Shares outstanding for purposes of computing supplemental earnings per share exclude 1,925,705 shares issued relative to amounts used for general corporate purposes.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF THE QUARTER ENDED JUNE 30, 1997 TO THE QUARTER
ENDED JUNE 30, 1996


     Total revenue for the quarter ended June 30, 1997 was approximately $5,646,000, which was an increase of $3,562,000, or 171%, over the quarter ended June 30, 1996. Room revenue for the quarter increased by approximately $3,326,000, of which approximately $2,068,000 was attributable to the opening and full quarter to date results of the nine hotels which opened since June 30, 1996; a total of $156,000 relates to the full quarter results for the Forest Park hotel which was acquired in May 1996; and approximately $1,168,000 relates to the acquisition of four existing hotels on February 28, 1997. In addition, a decrease of approximately $66,000 in revenue was attributable to hotels open throughout both periods, reflecting a 3.2% decrease in occupancy and a 1.3% decrease in the average weekly rate ("AWR") from $153.89 to $151.87 for hotels open throughout both periods. A portion of the change in the AWR relates to an Atlanta property which had a non-recurring increase in AWR in 1996 due to the Olympic Games in Atlanta. Occupancy for all Company hotels declined from 95.6% to 90.2% because of the ramp-up period for the 12 hotels opened since March 31, 1996; however, the AWR for all Company hotels increased from $150.40 to $155.33. In addition, other hotel revenues increased approximately $316,000 for the quarter ended June 30, 1997 compared to the quarter ended June 30, 1996.

     Franchise and other revenue from corporate operations for the quarter ended June 30, 1997, which includes management, franchise and development revenue, was approximately $216,000, compared to $296,000 for the quarter ended June 30, 1996. Franchise revenue for the quarter increased about $34,000 from $70,000 in 1996 to $104,000 in 1997. The additional franchise revenue reflects a decrease of $16,000 in initial franchise fees from two openings in the quarter ended June 30, 1996 to one opening in the current quarter, and an increase of $50,000 in royalties on open hotels. Development and construction revenue decreased approximately $80,000, as the Company focused on accelerating development of Company-owned hotels during 1997.
For the quarter ended June 30, 1997, there were no third party management fees, whereas in the comparable quarter ended June 30, 1996, there was one hotel under management, which was acquired on May 29, 1996 as part of the Corporate Organization.

     Hotel operating expenses increased about $1,683,000, or 216%, to approximately $2,462,000 for the quarter ended June 30, 1997, from approximately $780,000 for the quarter ended June 30, 1996. The majority of this increase, or approximately $1,594,000, related to the opening and quarter to date expenses for the nine hotels which opened and the five hotels acquired since June 30, 1996. The balance of the increase in hotel operating expenses of $89,000 related to expenses at hotels open during the entire period for both years. Hotel operating margins decreased from 56.4% to 54.6% from June 30, 1996 to June 30, 1997, due primarily to fixed operating costs associated with new hotels, which lower the operating margin during the ramp-up period.

     Corporate operating expenses increased $131,000, or approximately 41%, to $452,000, due to additional staffing in the financial, management and development segments of the business, insurance, legal and professional fees associated with being a public company, increased rent and related office expenses and expanded travel related expenses.

     Depreciation and amortization increased to $638,000 from approximately $130,000 as a result of the hotels opened or acquired since June 30, 1996. In addition, the Company incurred loan amortization costs associated with its $25 million line of credit.

     Interest expense declined from $268,000 in the quarter ended June 30, 1996 to $12,000 for the comparable quarter in 1997, as a result of the payoff of all debt on operating properties with proceeds from the IPO. In addition, the Company completed a second offering on November 25, 1996, and the investment of the excess funds generated interest income for the quarter ended June 30, 1997 of approximately $552,000, compared to $139,000 in the quarter ended June 30, 1996. Income tax expense increased by $821,000 as compared to 1996. The effective tax rate of 36% in 1997 exceeded the 18% rate applicable in the comparable quarter of 1996 because the Company became a taxable entity on May 29, 1996.


COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1997 TO THE SIX
MONTHS ENDED JUNE 30, 1996

     Total revenue for the six months ended June 30, 1997 was approximately $9,568,000, which was an increase of $5,815,000, or 155%, over the six month period ended June 30, 1996. Room revenue for the period increased by approximately $5,410,000, of which approximately $5,531,000 was attributable to the opening and year to date results for the 11 hotels which opened and the one hotel acquired during or after the quarter ended June 30, 1996, and the partial year to date room revenue for the four hotels acquired in February 1997. In addition, facilities open throughout both periods experienced a decrease in room revenue of $121,000, reflecting a 3.2% decrease in occupancy and a 1.3% decrease in the AWR. The decrease in revenue relates primarily to the temporary impact of opening additional Company-owned facilities in cities in which the Company had existing facilities. The increase in total room revenue reflects a 3.3% increase in the AWR for all Company hotels from $150.40 to $155.33, which resulted from rate increases at some existing hotels as well as the overall impact of additional deluxe rooms available at all of the facilities opened after June 30, 1996.

     Franchise and other revenue from corporate operations for the six month period ended June 30, 1997, which includes management, franchise and development revenue, was approximately $451,000, compared to $513,000 for the six month period ended June 30, 1996. Franchise revenue for the period increased $104,000, or 65%, from $160,000 in 1996 to $264,000 in 1997. The additional franchise revenue reflects initial franchise fees on four new Suburban Lodge facilities opened in 1997 and increased royalties on open facilities. Development and construction revenue decreased approximately $119,000 due to the Company's focus on development of Company-owned facilities since June 30, 1996.

     Hotel operating expenses increased $2,898,000, or approximately 202%, to $4,330,000 for the six month period ended June 30, 1997, from $1,432,000 for the six month period ended June 30, 1996. The majority of this increase, or $2,741,000, reflects the opening and full year to date expenses for 11 hotels which opened and the one hotel acquired during or after the quarter ended June 30, 1996, and the partial year to date expenses for the four hotels acquired in February 1997. In addition, hotels opened throughout both periods experienced an increase in operating expenses of $157,000. Facility operating margins decreased from 55.8% to 52.5% from June 30, 1996 to June 30, 1997, due primarily to fixed operating costs associated with new facilities which opened after June 30, 1996.

     Depreciation and amortization increased from $247,000 to $1,104,000, principally as a result of the 14 facilities opened or acquired after June 30, 1996.

     Corporate operating expenses increased $259,000, or approximately 43%, to $856,000, due to additional staffing in the financial, management and development segments of the business, legal and professional fees associated with being a public company and executive compensation and benefit plans.

     Interest expense during the six month period ended June 30, 1997 decreased to $13,000 from $554,000 during the six month period ended June 30, 1996. The decrease is primarily attributable to the use of a portion of the net proceeds from the IPO to retire all of the then existing debt.

     Income tax expense increased by $1,494,000 as compared to 1996, because the Company became a taxable entity on May 29, 1996.


LIQUIDITY AND CAPITAL RESOURCES

     The Company applied a portion of the net proceeds from the IPO to the repayment of approximately $21 million in debt, plus accrued interest, and paid approximately $7.6 million in connection with the acquisition of certain hotels as part of the Corporate Organization, leaving approximately $30 million available for development of additional Suburban Lodge hotels and general corporate purposes. Since the IPO, the Company has used the remaining net proceeds from the IPO and cash flow from operations to fund development and construction of additional hotels and for working capital.

     On November 25, 1996, the Company completed a secondary offering which resulted in net proceeds to the Company of approximately $53 million. As of June 30, 1997, the Company had approximately $38 million in cash and cash equivalents. These funds are targeted for future acquisitions and construction and development of additional hotels. As of June 30, 1997, the Company had borrowed $15 million under its line of credit. On February 28, 1997, the Company acquired four Suburban Lodge hotels from a franchisee and utilized approximately $12.5 million in cash to pay off the existing debt related to such hotels.

     The Company anticipates that the total cost to complete construction of the 17 Company-owned hotels expected to open by the end of 1997 will be approximately $46 million. The Company intends to fund the development and construction of these hotels with existing cash balances, cash flow from operations and borrowings under its line of credit. While the Company anticipates that there may be some markets where, due to a number of factors (such as union subcontractors), its development costs will be higher, overall the Company anticipates that in the immediate future a typical 136-guest room Suburban Lodge hotel will cost approximately $3.6-3.8 million (approximately $26,000-28,000 per guest room).

     The Company has obtained a $25 million line of credit (the "Line of Credit") with PNC Bank, Kentucky, Inc. ("PNC"), an approval from PNC to increase the Line of Credit to $50 million and a commitment, which is subject to obtaining other participating lenders, to increase the commitment to $100 million. The Line of Credit matures March 31, 1999, and bears interest, at the Company's option, at (i) the higher of PNC's prime rate plus three-quarters of one percent or the federal funds rate, plus one and one quarter percent or (ii) the Euro-Rate plus two and one quarter percent. The Line of Credit is secured by substantially all the assets of the Company. The Line of Credit restricts, among other items, the incurrence of indebtedness, the sale of assets, the incurrence of liens, the concentration of facility locations and the payment of cash dividends. In addition, the Company is required to satisfy, among other items, certain financial performance criteria, including minimum net worth levels and minimum levels of earnings before interest, taxes, depreciation and amortization. As of June 30, 1997, the Company had $35 million available under the Line of Credit.

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

PART II.  OTHER INFORMATION AND SIGNATURES

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits


          27 - Financial Data Schedule (For SEC use only)

     (b)  Reports on Form 8-K

          None



                            Signatures


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              SUBURBAN LODGES OF AMERICA, INC.


Date:   August 14, 1997        By:  /s/ TERRY J. FELDMAN
                                   Terry J. Feldman
                                   Vice President
                                   Chief Financial Officer
                                   (Principal Financial Officer)