Form 10-Q/A
period 1997-03-31
SUBURBAN LODGES OF AMERICA INC
filed 1997-09-17
CIK 1011449

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

         Balance Sheets at December 31, 1996 and March 31, 1997
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

                        Suburban Lodges of America, Inc.
                          Consolidated Balance Sheets

                                                                    (Unaudited)

                                                                        March 31,          December 31,
                                                                          1997                 1996
                                                                       ------------        -----------
                                               ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                           $ 55,962,296       $ 78,340,278
   Accounts receivable, trade                                               106,283             95,158
   Prepaid and other assets                                               1,289,783          1,075,057
   Advances to affiliates                                                    26,000             50,000
   Current deferred tax asset                                                65,026             55,026
                                                                        -----------         ----------
      Total current                                                      57,449,388         79,615,519
                                                                        -----------         ----------

NONCURRENT DEFERRED TAX ASSET                                               201,717            375,118
DEFERRED EXPENSES-net                                                       567,124            265,651
INVESTMENT IN FACILITIES- at cost:
   Land                                                                   8,374,642          4,351,868
   Building                                                              59,809,074         31,069,119
   Furniture and fixtures                                                 3,297,603          1,414,595
   Equipment                                                              2,157,792          2,405,849
   Construction in progress                                              13,112,880         14,224,492
                                                                        -----------         ----------
                                                                         86,751,991         53,465,923
   Less accumulated depreciation                                          3,170,446          2,721,819
                                                                        -----------         ----------
      Net investment in facilities                                       83,581,545         50,744,104
                                                                        -----------         ----------
                                                                       $141,799,774       $131,000,392
                                                                        ===========        ===========

                                    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable, trade                                             $    687,403       $    758,209
   Construction accounts payable                                            279,462          2,025,518
   Accrued interest                                                           9,478             94,042
   Accrued expenses and other liabilities                                   812,332            403,219
   Unearned franchise fees                                                  360,820            297,820
   Income taxes payable                                                     627,002            228,083
                                                                       ------------        -----------
   Total current                                                          2,776,497          3,806,891


DEFERRED INCOME TAX PAYABLE                                                  64,003               -
LONG-TERM DEBT AND CAPITAL LEASES OBLIGATIONS                            15,007,251         15,000,000
                                                                       ------------        -----------
    Total liabilities                                                    17,847,751         18,806,891

SHAREHOLDERS' EQUITY(DEFICIT):
   Common stock                                                             121,776            115,258
   Additional paid-in capital                                           120,558,759        110,063,881
   Retained earnings (deficit)                                            3,271,488          2,014,362
                                                                       ------------        -----------
      Total shareholders' equity                                        123,952,023        112,193,501
                                                                       ------------        -----------

                                                                      $ 141,799,774       $131,000,392
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
                                                                 =========            ==========
/TABLE

                                 Suburban Lodges of America, Inc.
                                     Statements of Cash Flows

                                                                                 Three Months
                                                                        -----------------------------
                                                                           1996                 1997
                                                                        --------          -----------
OPERATING ACTIVITIES:
Net income                                                            $   307,629         $  1,257,181
Adjustments to reconcile net income to
  net cash provided by operating activities:
  Depreciation and amortization                                           116,250              466,000
  Changes in assets and liabilities:
     Trade receivables, net                                                                    (11,125)
     Prepaid expenses and other assets                                   (260,471)            (214,726)
     Advances to affiliates                                               (25,000)              24,000
     Current deferred tax asset                                            26,561              (10,000)
     Noncurrent deferred tax asset                                                             173,401
     Deferred expenses, net                                                                   (318,901)
     Accounts payable, trade                                               67,630              (70,806)
     Accrued expenses                                                     108,221              409,113
     Accrued interest                                                      (6,103)             (84,564)
     Unearned franchise fees                                                                    63,000
     Noncurrent deferred tax liability                                                          64,003
     Income taxes payable                                                                      398,919
                                                                     ------------          -----------
          Net cash provided by operating                                  334,717            2,145,495
                                                                     ------------          -----------
INVESTING ACTIVITIES:
    Construction accounts payable                                       (208,524)          (1,746,056)
    Capital expenditures                                              (1,593,030)         (10,278,817)
                                                                      ----------          -----------
          Net cash used in investing activities                       (1,801,554)         (12,024,873)
                                                                     ------------          -----------
FINANCING ACTIVITIES:
    Repayment of debt from acquisition properties                                         (12,470,420)
    Proceeds from issuance of long-term debt                           1,742,203
    Principal payments on long-term debt                                 (79,844)
    Payments on advances to affiliates                                    40,000
    Payments on capital lease obligations                                 (6,291)
    Offering costs                                                                            (28,184)
    Distributions to partners                                           (149,500)
                                                                     ------------          -----------
         Net cash provided by financing activities                     1,546,568           (12,498,604)
                                                                     ------------          -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                   79,731          (22,377,982)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                                   687,432           78,340,278
                                                                     ------------          -----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                                      $  767,163          $55,962,296
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



                              Suburban Lodges of America, Inc.



Date:  September 15, 1997     By:  /s/ DAVID E. KRISCHER
                                     David E. Krischer
                                     Chairman of the Board,
                                     President
                                     Chief Executive Officer



Date:  September 15, 1997     By:  /s/ TERRY J. FELDMAN
                                     Terry J. Feldman
                                     Vice President
                                     Chief Financial Officer
                                     (Principal Financial Officer)