Form 10-Q
period 1997-09-30
SUBURBAN LODGES OF AMERICA INC
filed 1997-11-14
CIK 1011449

                              UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                         Washington, D. C. 20549

                                FORM 10-Q

(Mark One)
/X/           QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
               OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 1997

                                    OR

/  /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
               OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period  from __________ to __________

                     Commission File Number:  0-28108

                     Suburban Lodges of America, Inc.
          -----------------------------------------------------
          (Exact Name of registrant as specified in its charter)

        Georgia                                   58-1781184
------------------------              --------------------------------
(State of Incorporation)              (IRS Employer Identification No.)


                           1000 Parkwood Circle
                                Suite 850
                          Atlanta, Georgia 30339
       -----------------------------------------------------------
       (Address of principal executive office, including zip code)


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


  Number of shares of Common Stock, $.01 par value, outstanding as of September 30, 1997:

                                12,129,227

                     Suburban Lodges of America, Inc.

                                  INDEX

PART I.  FINANCIAL INFORMATION
                                                                        PAGE

Item 1.  Financial Statements

         Consolidated Balance Sheets at December 31, 1996
            and September 30, 1997 (unaudited)                            3

         Consolidated Statements of Operations for the three
            month and nine month periods ended September 30, 1996
            and September 30, 1997 (unaudited)                            4

         Statements of Cash Flows for the nine month periods
            ended September 30, 1996 and September 30, 1997
            (unaudited)                                                   5

         Notes to Financial Statements                                  6-7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                           8-11

PART II.  OTHER INFORMATION AND SIGNATURES

         Signatures                                                      12

                     SUBURBAN LODGES OF AMERICA, INC.
                        CONSOLIDATED BALANCE SHEETS

                                                           December 31,                  September 30,
                                                               1996                           1997
                                                           ------------                  -------------
                                                 ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                 $78,340,278                   $17,518,551
  Cash, restricted                                                 -                       16,000,000
  Accounts receivable, trade                                     95,158                       211,730
  Prepaid and other assets                                    1,075,057                     2,604,447
  Advances to affiliates                                         50,000                          -
  Current deferred tax asset                                     55,026                        65,026
                                                            -----------                   -----------
      Total current                                          79,615,519                    36,399,754
                                                            -----------                   -----------
NONCURRENT DEFERRED TAX ASSET                                   375,118                       201,717
 DEFERRED EXPENSES-net                                          265,651                       569,805
 NOTES RECEIVABLE                                                  -                        2,400,000

INVESTMENT IN FACILITIES- at cost:
  Land                                                        4,351,868                    10,498,060
  Building                                                   31,069,119                    71,754,130
  Furniture and fixtures                                      2,405,849                     4,253,639
  Equipment                                                   1,414,595                     2,994,143
  Construction in progress                                   14,224,492                    44,924,267
                                                            -----------                   -----------
                                                             53,465,923                   134,424,239
  Less accumulated depreciation                              (2,721,819)                   (4,457,408)
                                                            -----------                   -----------
     Net investment in facilities                            50,744,104                   129,966,831
                                                            -----------                   -----------
                                                           $131,000,392                  $169,538,107
                                                           ============                  ============

                                        LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable, trade                                       758,209                       646,119
  Construction accounts payable                               2,025,518                     9,448,618
  Notes payable-bank                                               -                        5,000,000
  Accrued expenses and other                                    403,219                     1,217,564
     liabilities
  Accrued interest                                               94,042                         -
  Unearned franchise fees                                       297,820                       362,950
  Income taxes payable                                          228,083                         5,511
                                                            -----------                   -----------
       Total current                                          3,806,891                    16,680,762

DEFERRED INCOME TAX PAYABLE                                       -                            64,003

LONG-TERM DEBT AND CAPITAL LEASE
OBLIGATIONS                                                  15,000,000                    25,000,000
                                                            -----------                   -----------
       Total liabilities                                     18,806,891                    41,744,765

SHAREHOLDERS' EQUITY:
  Common stock                                                  115,258                       121,776
  Additional paid-in capital                                110,063,881                   120,500,580
  Retained earnings                                           2,014,362                     7,170,986
       Total capital                                        112,193,501                   127,793,342
                                                            -----------                   -----------
                                                           $131,000,392                  $169,538,107
                                                           ============                  ============

                     SUBURBAN LODGES OF AMERICA, INC.
                 CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  (Unaudited)                        (Unaudited)
                                              Three Months Ended                   Nine Months Ended
                                     Sep 30, 1996       Sep 30, 1997       Sep 30, 1996        Sep 30, 1997
                                     ------------       ------------       ------------        ------------
REVENUE:
   Room revenue                       $2,302,376         $5,737,979        $5,329,032          $14,174,318
   Other hotel revenue                   167,810            556,781           381,416            1,237,622
   Franchise and other revenue           189,980            709,813           702,575            1,160,966
                                      ----------         ----------        ----------          -----------
      Total revenue                    2,660,166          7,004,573         6,413,023           16,572,906
                                      ----------         ----------        ----------          -----------
COSTS AND EXPENSES:
   Hotel operating expenses            1,146,103          3,112,483         2,578,303            7,442,544
   Corporate operating expenses          377,067            596,033           974,163            1,451,632
   Related party consulting                 -                  -               10,000                 -
   Depreciation and amortization         191,319            719,025           438,042            1,822,550
                                      ----------         ----------        ----------          -----------
   Total costs and expenses            1,714,489          4,427,541         4,000,508           10,716,726
                                      ----------         ----------        ----------          -----------
OPERATING INCOME                         945,677          2,577,032         2,412,515            5,856,180

INTEREST INCOME                          208,147            464,094           347,228            1,786,090
INTEREST EXPENSE                            -               (14,079)         (553,943)             (26,854)
OTHER INCOME                                -                93,162            -                    93,162
                                      ----------         ----------        ----------          -----------

INCOME BEFORE INCOME TAX               1,153,824          3,120,209         2,205,800            7,708,578
INCOME TAX EXPENSE                       432,684            994,273           585,860            2,551,899
                                      ----------         ----------        ----------          -----------
NET INCOME                              $721,140         $2,125,936        $1,619,940           $5,156,679
                                      ==========         ==========        ==========          ===========
Earnings per common share                  $0.08              $0.18                                  $0.43
                                      ==========         ==========                            ===========
Pro forma earnings per share                                                   $0.23
Weighted average shares                                                    =========
   outstanding                         8,547,829         12,129,227                             12,000,441
                                      ==========         ==========                            ===========
Pro forma weighted average shares
   outstanding                                                             5,918,623
                                                                           =========

                     Suburban Lodges Of America, Inc.
                   Consolidated Statements of Cash Flows

                                                                        (Unaudited)
                                                               Nine Months Ended September 30,
                                                                 1996                  1997
                                                              ----------            ----------
OPERATING ACTIVITIES:
Net income                                                    $1,619,940            $5,156,679
Non cash transactions
  Depreciation and amortization                                  438,042             1,822,550
  Changes in assets and liabilities:
     Trade receivables, net                                         -                 (116,572)
     Prepaid expenses and other assets                          (488,344)           (1,529,390)
     Advances to affiliates                                      (95,000)               50,000
     Current deferred tax asset                                  (60,091)              (10,000)
     Noncurrent deferred tax asset                                  -                  173,401
     Deferred expenses, net                                     (163,916)             (391,170)
     Notes receivable                                               -               (2,400,000)
     Accounts payable, trade                                     305,314              (112,090)
     Accrued expenses                                            251,571               814,345
     Accrued interest                                           (137,228)              (94,042)
     Unearned franchise fees                                     106,730                65,130
     Noncurrent deferred tax liability                              -                   64,003
     Income taxes payable                                        380,651              (222,572)
                                                             -----------           -----------
          Net cash provided by operating                       2,157,669             3,270,272
                                                             -----------           -----------
INVESTING ACTIVITIES:
     Capital expenditures                                    (26,819,502)          (57,958,316)
     Construction accounts payable                               583,729             7,423,100
                                                             -----------           -----------
          Net cash used in investing activities              (26,235,773)          (50,535,216)
                                                             -----------           -----------
FINANCING ACTIVITIES:
     Repayment of debt from acquisition properties                  -              (12,470,420)
     Proceeds from issuance of long-term debt                  2,814,967            10,000,000
     Principal payments on long-term debt                    (14,981,894)                 -
     Payments on advances to affiliates                       (1,624,909)                 -
     Proceeds from short-term debt                                  -                5,000,000
     Payments on capital lease obligations                       (25,845)                 -
     Additions to loan closing costs                            (250,000)                 -
     Offering costs                                                 -                  (86,363)
     Net proceeds from stock issuance                         57,806,354                  -
     Distributions to partners                                  (638,641)                 -
                                                             -----------           -----------
         Net cash provided by
            financing activities                              43,100,032             2,443,217
                                                             -----------           -----------
NET CHANGE IN CASH AND CASH EQUIVALENTS                       19,021,928           (44,821,727)

CASH, CASH EQUIVALENTS, and CASH, RESTRICTED
AT BEGINNING OF PERIOD                                           687,432            78,340,278
                                                             -----------           -----------
CASH, CASH EQUIVALENTS, and CASH, RESTRICTED
AT END OF PERIOD                                             $19,709,360           $33,518,551
                                                             ===========           ===========

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


2.   EARNINGS PER SHARE

     Earnings per common share for the three month period ended
September 30, 1997 are computed by dividing net income by the weighted average shares outstanding for the period.

     Prior to May 29, 1996, the assets of the Company were owned and operated by Suburban Lodges of America, Inc. and its subsidiaries and the limited liability companies and partnerships (collectively, the "Predecessor Entities") which owned and operated 16 Suburban Lodge hotels in operation, construction or development immediately prior to the Company's initial public offering (the "IPO"). The transactions whereby the Company purchased the Predecessor Entities are referred to herein as the "Corporate Organization." The outstanding shares or other equity interests of the Predecessor Entities differ substantially from the shares of common stock of the Company outstanding after the IPO. Accordingly, the Company believes that the presentation of historical per share information may not be meaningful.

     The pro forma earnings per share for the nine month period ended September 30, 1996 have been calculated by dividing net income adjusted to provide for income taxes (approximately $827,000 for the nine month period ended September 30, 1996) assuming a 37.5% effective tax rate by the weighted average number of shares of common stock deemed to be outstanding during the period. Prior to May 29, 1996, the Company was not fully subject to income taxes because it consisted of partnerships and limited liability companies; however, if they had been subject to income taxes, pro forma net income after taxes would have been approximately $1,379,000 for the nine month period ended September 30, 1996.

     In accordance with Accounting Principles Board Opinion No. 15, the Company has also computed supplemental earnings per common share to be $.21 for the nine month period ended September 30, 1996. Supplemental net income of approximately $1,573,000 for the nine month period ended September 30, 1996 has been computed by adjusting historical net income for (i) the elimination of interest expense on debt repaid with a portion of the proceeds of the IPO; (ii) the inclusion of certain additional corporate operating expenses; (iii) adjustments to depreciation and amortization; (iv) the inclusion of the Forest Park hotel for the entire period; and (v) the computation of income taxes for
the period at a rate of 37.5%.   For the period January 1, 1996
to May 29, 1996, the supplemental weighted average number of common shares outstanding is based upon the outstanding number of shares for the beginning of the period of 6,622,251, which shares were issued in connection with the Corporate Organization and the related stock split and the IPO, as described in the Registration Statement. Through May 29, 1996, shares outstanding for purposes of computing supplemental earnings per share exclude 1,925,705 shares issued relative to amounts used for general corporate purposes. All shares outstanding (8,547,829) are included in the calculation of supplemental weighted average shares for the period May 30, 1996 to September 30, 1996. Based upon the above, supplemental weighted average shares outstanding for the nine month period ended September 30, 1996 are 7,496,873.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF THE QUARTER ENDED SEPTEMBER 30, 1997 TO THE QUARTER
ENDED SEPTEMBER 30, 1996

     Total revenue for the quarter ended September 30, 1997 was approximately $7,005,000, which was an increase of $4,344,000, or 163%, over the quarter ended September 30, 1996. Room revenue for the quarter increased by approximately $3,436,000, of which approximately $1,558,000 was attributable to the opening and full quarter to date results of the 13 hotels which were not open a full year as of September 30, 1996. Approximately $1,162,000 of this increase relates to the acquisition of four existing hotels by the Company on February 28, 1997. In addition, an increase of approximately $716,000 in revenue was attributable to hotels open more than one year as of September 30, 1997 (hotels open more than a year as of a particular date are identified as "same store hotels"). The increase in same store hotel room revenue reflects the addition of three hotels, an increase in the average weekly rate ("AWR") from $153.54 to $153.82, and a decrease in occupancy of 3.2%. Occupancy for all Company hotels increased from 85.8% to 90.5%; however, the AWR for all Company hotels decreased from $174.52 to $158.86, due to the impact of the 1996 Olympic Games on several Atlanta hotels. In addition, other hotel revenues increased approximately $389,000 for the quarter ended September 30, 1997, compared to the quarter ended September 30, 1996.

     Franchise and other revenue from corporate operations for the quarter ended September 30, 1997, which includes management, franchise and development revenue, was approximately $710,000, compared to $190,000 for the quarter ended September 30, 1996. Franchise revenue for the quarter increased approximately $106,000, from $129,000 in 1996 to $235,000 in 1997. The additional franchise revenue reflects an increase of $68,000 in initial franchise fees, representing five hotel openings in the quarter ended September 30, 1997 compared to three hotel openings in the quarter ended September 30, 1996, and an increase of $38,000 in royalties and other charges on open hotels. Development and construction revenue increased approximately $376,000 as a result of fees earned on 11 agreements to develop hotels for franchisees.

     Hotel operating expenses increased approximately $1,966,000, or 172%, to approximately $3,112,000 for the quarter ended September 30, 1997, from approximately $1,146,000 for the quarter ended September 30, 1996. The majority of this increase, or approximately $1,383,000, pertains to the opening and quarter to date expenses for the 13 hotels which opened in 1997 and the four hotels acquired in February 1997. The balance of the increase in hotel operating expenses of $583,000 relates to expenses at the three additional hotels open for the year as of September 30, 1997, as well as increases in expenses at the hotels open for a year as of September 30, 1996. Hotel operating margins at all Company hotels decreased from 53.5% to 50.8% from September 30, 1996 to September 30, 1997, reflecting the fixed overhead related to property operations during the ramp-up period.

     Corporate operating expenses increased $219,000, or approximately 58%, to $596,000, due to additional staffing in the financial, management and development segments of the business, insurance, legal and professional fees associated with being a public company, increased rent and related office expenses and expanded travel related expenses. Depreciation and amortization increased to $719,000 from approximately $191,000 as a result of the hotels opened or acquired since September 30, 1996. In addition, the Company incurred loan amortization costs associated with the Company's line of credit (the "Line of Credit") with PNC Bank, Kentucky, Inc. ("PNC").

     Interest expense increased to $14,000 for the quarter ended September 30, 1997. After the Company completed the IPO on May 29, 1996, the excess funds were invested to generate interest income for the quarter ended September 30, 1996 of approximately $208,000. For the quarter ended September 30, 1997, the increase in interest income to approximately $464,000 was due to higher invested cash balances partially resulting from borrowings under the Line of Credit. Income tax expense increased by $562,000 compared to the comparable period in 1996. The effective tax rate of 32% for the quarter ended September 30, 1997 reflects the rate applicable for tax-free interest income and other tax related factors.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1997 TO THE
NINE MONTHS ENDED SEPTEMBER 30, 1996

     Total revenue for the nine months ended September 30, 1997 was approximately $16,573,000, an increase of $10,160,000 or 158%, over the nine month period ended September 30, 1996. Room revenue for the period increased by approximately $8,845,000, of which approximately $3,703,000 was attributable to the opening and year to date results for the 13 hotels which were not open a full year as of September 30, 1997. Approximately $2,703,000 of this increase relates to the four hotels acquired in February 1997. In addition, hotels open more than a year as of September 30, 1997 experienced an increase of $2,439,000 in room revenue, due primarily to the additional revenue at the three hotels included in the same store results for the nine months ended September 30, 1997. The same store hotels had a decrease in occupancy from 96.6% to 93.3% and a decrease in AWR from $151.39 to $149.38. The increase in total room revenue for all Company hotels reflects the additional revenue from new or acquired hotels, as noted above, but this increase was partially offset by a decrease in occupancy from 92.0% to 88.0% as a result of the lease-up of new hotels. In addition, AWR for all Company hotels decreased from $157.59 to $154.50, due to rate adjustments at some existing hotels as well as the overall impact of the 1996 Olympic Games in Atlanta.

     Franchise and other revenue from corporate operations for the nine month period ended September 30, 1997, which includes management, franchise and development revenue, was approximately $1,161,000, compared to $703,000 for the nine month period ended September 30, 1996. Franchise revenue for the period increased $179,000, or approximately 62%, from $288,000 in 1996 to $467,000 in 1997. The additional franchise revenue reflects an increase in initial franchise fees of approximately $109,000 on nine new hotels opened in 1997, compared to fees for six hotels during the same period in 1996. In addition, royalties and other franchise revenue increased approximately $70,000. Development and construction revenue increased approximately $258,000 as a result of fees earned from 13 agreements to develop hotels for franchisees.

     Hotel operating expenses increased $4,865,000, or approximately 189%, to $7,443,000 for the nine month period ended September 30, 1997, from $2,578,000 for the nine month period ended September 30, 1996. The majority of this increase, or $2,202,000, reflects the opening and full year to date expenses for the 13 hotels which were not open during the entire year as of September 30, 1997, and approximately $1,113,000 relates to the four hotels acquired in February 1997. In addition, hotels open more than one year as of September 30, 1997, including the three additional hotels for 1997, reflect an increase of $1,549,000. Hotel operating margins for all Company hotels decreased from 54.8% to 51.7% from September 30, 1996 to September 30, 1997, due primarily to fixed operating costs associated with new hotels during the lease-up period, as well as higher costs related to several same store hotels. Much of this cost relates to the hiring of additional hotel personnel in the current quarter in anticipation of the many hotel openings scheduled for the fourth quarter of 1997.

      Depreciation and amortization increased from $438,000 to $1,823,000, principally as a result of the 17 hotels opened or acquired since January 1, 1997.

     Corporate operating expenses increased $477,000, or approximately 49%, to $1,452,000, due to additional staffing in the financial, management and development segments of the business, legal and professional fees associated with being a public company, and the expenses of executive compensation and benefit plans.

     Interest expense during the nine month period ended
September 30, 1997 decreased to $27,000 from $554,000 during the nine month period ended September 30, 1996. The decrease is primarily attributable to the use of a portion of the net proceeds from the IPO to retire all the then existing debt.

     Income tax expense increased by $1,966,000 compared to 1996, because the Company became a taxable entity on May 29, 1996.

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

     On November 25, 1996, the Company received approximately $53.0 million in net proceeds in connection with the public offering of 3,000,000 shares of the Company's common stock (the "November Offering"). Since the IPO, the Company has used the remaining net proceeds from the IPO, the November Offering, and cash flow from operations to fund development and construction of additional hotels and for working capital. On February 28, 1997, the Company acquired four Suburban Lodge hotels from certain of its franchisees and their affiliates and utilized approximately $12.5 million in cash to pay off the existing debt related to such hotels. As of September 30, 1997, the Company had approximately $34 million in cash and cash equivalents and had borrowed $25 million under the Line of Credit and another $5 million under a separate loan with PNC. These funds are targeted for future acquisitions and construction and development of additional hotels.

     The Company anticipates that the total cost to complete construction of the 16 Company-owned hotels expected to open by the end of 1997 will be approximately $24 million. The Company intends to fund the development and construction of these hotels with existing cash balances, and cash flow from operations. While the Company anticipates that there may be some markets where, due to a number of factors (such as the increased cost of using union subcontractors), its development costs will be higher, overall the Company anticipates that in the immediate future a typical 136-guest room Suburban Lodge hotel will cost approximately $3.9 million (approximately $29,000 per guest room).

     The Company has obtained a commitment from PNC to increase the Line of Credit to $50 million and a preliminary agreement from its lenders to increase the Line of Credit to $150 million, which is subject to obtaining other participating lenders and the satisfaction of other conditions. The Line of Credit matures March 31, 1999 and bears interest, at the Company's option, at
(i) the higher of PNC's prime rate plus three-quarters of one percent or the federal funds rate plus one and one quarter percent or (ii) the Euro-Rate plus two and one quarter percent. The Line of Credit is secured by substantially all of the Company's assets. The Line of Credit restricts, among other items, the incurrence of indebtedness, the sale of assets, the incurrence of liens, the concentration of hotel locations, and the payment of any cash dividends. In addition, the Company is required to satisfy, among other items, certain financial performance criteria, including minimum net worth levels and minimum levels of earnings before interest, taxes, depreciation and amortization. As of September 30, 1997, the Company had fully utilized the Line of Credit.

     In the future, the Company may seek to increase the amount of its credit facilities, negotiate additional credit facilities or issue corporate debt or equity securities. Any debt incurred or issued by the Company may be secured or unsecured, fixed or variable rate interest and may be subject to such terms as the Board of Directors of the Company deems prudent.

     The Company believes that existing cash balances, cash generated from operations and borrowings under the Line of Credit will be sufficient to meet the Company's working capital and capital expenditure needs through the end of 1999. However, additional capital will be necessary for the Company to execute its long-term development plans.

PART II.  OTHER INFORMATION AND SIGNATURES

Item 5.   Other Information

     On October 14, 1997, the Company received approximately
$79.9 million in net proceeds in connection with the public offering of 3,300,000 shares of the Company's common stock.

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



                              Suburban Lodges of America, Inc.


Date: November 7 , 1997        By:  /s/ DAVID E. KRISCHER
                                    David E. Krischer
                                    Chairman of the Board,
                                    President
                                    Chief Executive Officer



Date: November 7 , 1997         By:  /s/ TERRY J. FELDMAN
                                     Terry J. Feldman
                                     Vice President
                                     Chief Financial Officer
                                     (Principal Financial Officer)