Form 10-K
period 1997-12-31
SUBURBAN LODGES OF AMERICA INC
filed 1998-03-31
CIK 1011449

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                            FORM 10-K

       /x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934.

           For the fiscal year ended December 31, 1997

                  Commission File No. 000-28108
                 SUBURBAN LODGES OF AMERICA, INC.
      ------------------------------------------------------
      (Exact name of Registrant as specified in its charter)

                             Georgia
  --------------------------------------------------------------
  (State or other jurisdiction of incorporation or organization)

                            581781184
               -------------------------------------
               (I.R.S. Employer Identification No.)

     1000 Parkwood Circle, Suite 850, Atlanta, Georgia  30339
 ---------------------------------------------------------------
 (Address of principal executive offices)             (Zip Code)

 Registrant's telephone number, including area code:  (770) 951-9511

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, Par Value $0.01 Per Share
---------------------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   /x/    No / / .

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10K.  [   ]

     The aggregate market value of the voting stock held by non-affiliates (which for purposes hereof are all holders other than executive officers and directors) of the Registrant as of March 2, 1998 is $223,770,718 (based on $18.25 per share; the last sales price on the NASDAQ Stock Market on March 2, 1998).

     At March 2, 1998 there were issued and outstanding
15,429,227 shares of Common Stock, par value $0.01 per share, outstanding.

              DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive Proxy Statement for the 1998 Annual Meeting of Shareholders are incorporated by reference into Part III.

                              PART I
ITEM 1.  BUSINESS.

GENERAL

   Suburban Lodges of America, Inc. (the "Company" or "Suburban") was incorporated in Georgia in 1987. The Company develops, owns, manages and franchises Suburban Lodge(R) hotels, which are economy extended stay hotels designed to appeal to value-conscious guests seeking to "Lodge for Less."(R) The Company believes that the Suburban Lodge chain is one of the largest lodging chains (based on number of guest rooms and hotels) devoted to serving the economy extended stay market. Suburban Lodge guest rooms are fully furnished and include a combination living room and bedroom, a bathroom and a fully-equipped kitchenette. Weekly maid and linen services, access to cable or satellite television and coin-operated laundromats are also provided to allow guests to stay comfortably for extended periods. Suburban Lodge hotels offer clean, comfortable and attractive accommodations to guests at substantially lower rates than most traditional and other extended stay hotels. Although daily rates are available, substantially all guests pay the Company's weekly rates, which currently range from $149 to $209 for standard guest rooms and from $179 to $239 for larger guest rooms.

   The extended stay segment of the lodging industry, which includes economy extended stay hotels, is a relatively small but growing segment of the lodging industry. Based upon the high occupancy rates of the Company's hotels and its franchised hotels, published occupancy rates for other participants in the extended stay market and industry sources, the Company believes that demand for extended stay hotels compares favorably to the existing supply of hotels in this segment of the market. The Company believes that Suburban Lodge hotels appeal to an underserved and growing segment of guests in the extended stay market. These guests include business travelers (particularly those with limited or no expense accounts), individuals on temporary work assignments, persons between domestic situations, persons relocating or purchasing a home, tourists and other value-conscious customers desiring low-cost, longer-term, quality accommodations with fully equipped kitchenettes. Individuals on temporary work assignments and persons relocating or purchasing a home constitute the two largest groups of guests. Suburban believes that the extended stay market offers a number of attractive investment characteristics compared to traditional hotels, including higher than industry average occupancy rates and operating margins.

   The Company believes that several features differentiate Suburban and its hotels from, and provide a competitive advantage over, traditional and other extended stay lodging hotels such as:
(i) its low weekly rates; (ii) guest rooms include fully-equipped kitchenettes; (iii) marketing and pricing to appeal to longer guest stays; (iv) higher occupancy rates; (v) operating efficiencies; (vi) standard design and low construction costs;
(vii) attractive unit economics; and (viii) franchising opportunities.

BUSINESS STRATEGY

   Suburban's business objective is to become a national provider of economy extended stay lodging hotels. The Company intends to achieve its objective through the execution of its growth and operating strategies. Suburban's growth strategy is to develop additional Company-owned hotels and to franchise the Suburban
Lodge concept to independent developers and operators as well as to passive investors who will retain the Company to develop and manage their Suburban Lodge hotels. The Company's principal operating strategies are to keep its guests satisfied through superior customer service and quality accommodations at competitively lower costs.

   GROWTH STRATEGY

   At December 31, 1997, the Company owned and operated 39 Suburban Lodge hotels and franchised 17 additional Suburban Lodge hotels located in 12 states. The Company intends to continue the growth of the Suburban Lodge chain in 1998 by opening approximately 50 additional Suburban Lodge hotels, 25 of which are expected to be Company-owned. The addition of these 50 hotels should result in a total of 106 Suburban Lodge hotels by the end of 1998. Twenty of these hotels (seven Company-owned and thirteen franchised) expected to open in 1998 were under construction at December 31, 1997, and the other 30 hotels (18 Company-owned and 12 franchised) expected to open in 1998 were under development at December 31, 1997. In addition, the Company and its franchisees are developing sites for hotels projected to open in 1999. It is not certain that the Company and its franchisees will be able to complete the development of all of these hotels, or to complete them on schedule.

   COMPANY-OWNED DEVELOPMENT. Suburban has begun, and expects to continue, to develop and operate Company-owned hotels on a nationwide basis. In selecting particular cities, the Company identifies markets that have high levels of employment and metropolitan statistical areas with populations of 100,000 or more. In considering specific development sites, the Company reviews demographic and traffic studies, the availability and pricing of suitable sites, the costs and risks of developing and any other factors deemed relevant, including site selection criteria based on the experience of the existing hotels. In particular, the Company looks for sites that are exposed to heavily-traveled thoroughfares with nearby retail and restaurant developments and that are located in areas with a substantial number of employers. In order to obtain desirable sites, without delay, the Company may purchase larger sites and sell the excess real estate.

   FRANCHISING AND THIRD PARTY DEVELOPMENT AND MANAGEMENT ACTIVITIES. In addition to operating Company-owned Suburban Lodge hotels, the Company franchises Suburban Lodge hotels. In particular, the Company franchises the Suburban Lodge system on a nationwide basis to independent developers and operators and to passive investors who have retained the Company to develop and manage their Suburban Lodge hotels. Suburban considers its franchisees to be an integral component of its continued growth and believes its relationship with its franchisees is excellent. Through franchising, the Company intends to accelerate the growth of the Suburban Lodge chain, thereby increasing its market presence and brand awareness in both new and existing markets, while generating incremental revenues at an attractive margin. Further, the Company anticipates that the development of a large network of hotels will result in economies of scale in management, marketing and purchasing. Suburban offers franchising opportunities on a national level and believes that its existing infrastructure and experience in franchising the Suburban Lodge concept will be an important factor in executing its franchising strategy.

   OPERATING STRATEGIES

   Suburban's principal operating strategies are to (i) provide its guests with clean, comfortable and attractive accommodations at weekly rates substantially lower than those offered by most traditional and other extended stay hotels; (ii) control the operating costs at each of its hotels and maintain above industry average operating margins; and (iii) ensure guest satisfaction through a commitment to customer service. Suburban's principal operating strategy is to offer its guests weekly rates substantially lower than those offered by most traditional and other extended stay hotels. The average weekly rate at the 39 Company-owned hotels open during 1997 was $157.27. The average occupancy rate at the 39 Company-owned hotels open during 1997 was 85.4%. The average occupancy rate of the Company's "mature hotels" (hotels open at least twelve months) during 1997 was 90.9%.


     The following chart reflects the performance in 1997 of the Company-owned hotels by region and on a composite basis for all Company-owned hotels and franchised hotels.

          Region                                      OCC        AWR       REVPAR
          ------                                      ---        ---       ------
Southeast (Alabama, Florida, and Georgia)            91.5%     $154.93    $141.75

Mid Atlantic (North Carolina, South Carolina,
   and Virginia)                                     70.5       153.61     130.44

Midwest (Indiana, Kentucky, Missouri, Ohio,
  and Tennessee)                                     77.2       166.00     128.01

All Company-owned hotels                             85.4       157.27     134.13

All franchised hotels                                81.2       166.17     142.93

     The Company believes that its high average occupancy rate is primarily a result of the combination of its low weekly rates, which appeal to a broad base of potential guests, and its guest-room amenities. In addition, Suburban seeks to minimize costs throughout its operations. The Company is able to control its operating costs because it operates each hotel with a staff of approximately six to eight full-time employees, which is smaller than the staffs at most traditional hotels, maintains limited office hours and provides weekly rather than daily housekeeping. In addition,

                              -4-
because the average guest stay is approximately five weeks, the Company has been able to minimize its marketing and advertising efforts while maintaining high occupancies. Longer guest stays also reduce guest check-in traffic and the administrative costs of the hotels.

OPERATING PRACTICES

   The Company manages its own hotels. Each Suburban Lodge hotel has a general manager, who resides on-site and is responsible for the overall operation of the hotel, and an assistant manager. Managers are trained in all aspects of hotel operations, with particular emphasis placed on customer service, and are given broad authority to make day-to-day operating decisions. Managers are supervised through the Company's management information systems and on-site visits by area managers. The Company has in place incentive programs based on achievement of monthly budgets, personal performance and occupancy rates. The Company provides on-going mandatory training for the managers.

   On-site transactions are processed, and financial records are maintained through proprietary software. The software provides on-site management with updated information on items such as available guest rooms, guest rooms needing cleaning or repairs, room charges due and guest payment history. Each hotel is connected by modem to Suburban's corporate office in Atlanta, and operating results are compiled and reviewed on a regular basis. The corporate office purchases supplies, pays virtually all property expenses and prepares monthly financial statements for all properties managed by the Company.

   The Company collects data about its guests and uses the information as part of its market research and for advertising
and sales materials.   Suburban employs various marketing
techniques, including billboard, print (including yellow pages and newspapers) and radio advertising, as well as direct marketing by sales personnel and area and general managers to local employers, and a 24-hour 1-800 guest information line (1-800-951-STAY).

FRANCHISE, DEVELOPMENT AND MANAGEMENT AGREEMENTS

   FRANCHISE AGREEMENTS

   The Company enters into single unit franchise agreements for an initial term of ten years and three months, with a ten-year renewal option subject to certain conditions, such as a requirement to modernize the hotel and to pay a renewal fee. The initial franchise fee for a single hotel is $30,000 or $225 per guest room, whichever is greater. A monthly royalty fee of four percent of gross revenues becomes payable after three months of operations. Agreements signed prior to August 1, 1997 are subject to an initial fee of $25,000 or $190 per room, whichever is greater, and a monthly royalty of three percent of gross revenues. Upon notice from Suburban, all franchisees are also required to pay an advertising and marketing fee of one percent of gross revenues and a reservations/referral fee of one percent of gross revenues, to cover the franchisee's share of the costs incurred by Suburban in providing these services. As of March 2, 1998, the Company has not initiated charges for advertising, but it is collecting a relatively small monthly referral fee to pay the costs of the 1-800 guest information line. The Company may increase these fees under certain conditions.

                             -5-
   The Company provides materials and services to assist each franchisee in developing and operating a Suburban Lodge hotel, including development and operating manuals, training, proprietary operating software, prototype architectural plans and specifications, the 1-800 guest information line, semi-annual inspections by Suburban's corporate staff to ensure quality control and advertising materials and layouts.

   Each franchised hotel's operating system is connected via modem to the Company's central system, which allows Suburban to download sales and other operating information on a regular basis.

   If a franchisee desires to sell an interest in the franchise agreement or the hotel, the Company generally has the first right to buy it. In addition, the current agreement provides that upon termination of a franchise agreement for a breach by the franchisee, the Company may purchase the hotel at fair market value less liquidated damages, attorney's fees and other amounts which the franchisee may owe the Company. The franchisee has a limited right to terminate the agreement. Many state franchise laws limit the ability of a franchisor to terminate or refuse to renew a franchise. Suburban does not anticipate that the termination of any single franchise agreement would have a material adverse effect on its financial condition or results of operations.

   DEVELOPMENT AGREEMENTS

   The Company sometimes performs development and design services for its franchisees, including recommending possible sites, negotiating for the purchase of sites, securing the services of engineers, architects and other professionals, preparing preliminary design documents and design/build budgets, negotiating with contractors and overall monitoring of the development and construction of the Suburban Lodge hotel. The franchisee pays for the cost of all services and expenditures associated with the construction of the hotel, including development fees to the Company. The development agreement terminates upon the completion of the services described, or upon termination of the franchise agreement, whichever occurs first. In addition, in the event either party fails to perform substantially under the agreement, the party not at fault may terminate the agreement upon seven days' written notice. The Company currently is developing 11 Suburban Lodge hotels for individual franchisees pursuant to the terms of its standard development agreement.

   MANAGEMENT AGREEMENTS

   The Company sometimes manages franchised Suburban Lodge hotels for its franchisees. The Company generally offers a five-year management agreement with automatic renewals. Under the agreement, the Company provides certain pre-opening services, operates and manages the hotel and is responsible for all personnel decisions, the negotiation of operating leases and contracts, the preparation of advertising campaigns, the payment of taxes and the general maintenance of the hotel. Suburban also maintains the right to determine all operating policies affecting the appearance of the hotel, the maintenance of the hotel and its

                           -6-
standards of operation, the quality of services and other matters affecting customer satisfaction. In addition to a fixed fee for pre-opening services, Suburban will charge a management fee equal to five percent of the hotel's monthly gross revenues. As of the date of this Prospectus, the Company has 13 such management agreements in place, although eight of the hotels have not yet opened.

TRADEMARKS

   The service marks "Suburban Lodge" and "Lodge for Less" and the corporate design logo are actively used and are significant to the Company's business. All of these marks have been registered on the Principal Register of the United States Patent and Trademark Office. The term for the registration of the "Suburban Lodge" service mark extends to November 2004 on the Principal Register, at which time it may be renewed for successive ten-year periods. The term for the registration of the corporate design logo extends to March 2009, at which time it may be renewed for successive ten-year periods. The term for the registration of the service mark "Lodge for Less" extends to July 2007, at which time it may be renewed for successive ten-year periods.


SEASONALITY

   Management believes that extended stay lodging hotels are not as seasonal in nature as the overall lodging industry due to long-term guest stays. Nevertheless, based upon the experience of the existing hotels, management expects that occupancy and revenues will be lower than normal during the months of November, December and January due to the holiday season. Because many of Suburban's expenses do not fluctuate with occupancy, such declines in occupancy may cause fluctuations or decreases in the Company's quarterly earnings.

COMPETITION

  The lodging industry is highly competitive. Competitive factors within the industry include room rates, quality of accommodations, name recognition, supply and availability of alternative lodging, including short-term lease apartments, service levels, reputation, reservation systems and convenience of location. Each of the existing hotels and hotels under construction is located, and each of the hotels under development will be located, in a developed area that includes competing hotels, including both traditional hotels and other extended stay hotels. The number of competitive hotels in a particular area could have a material adverse effect on occupancy, average weekly rate and weekly room revenue per available guest room of the existing hotels and the hotels under construction or properties developed or acquired in the future.

   The Company anticipates that competition within the extended stay lodging market will continue to increase substantially in the foreseeable future. A number of other lodging chains and developers are already developing extended stay hotels which may compete with the Company's hotels. In particular, some of these entities have targeted the economy segment of the extended stay

                                -7-
market in which the Company competes. The Company may compete for guests and for development sites with certain of these established entities which have greater financial resources than the Company and better relationships with lenders and real estate sellers. These entities may be able to accept more risk than the Company can prudently manage. Further, new or existing competitors might reduce their rates or offer greater convenience, services or amenities or expand or improve hotels in markets in which the Company competes, thereby adversely affecting the Company's business and results of operations.

   At the present time, the Company's hotels are located principally in the Southeast, Midwest and Southwest. In these regions, the Company competes with both traditional hotels and other extended stay hotels, including independent extended stay hotels and those owned and operated by competing chains. The Company competes with these hotels by offering low weekly rates, good customer service and convenient locations.


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

GOVERNMENTAL REGULATION

   The lodging industry is subject to numerous federal, state and local government regulations including those relating to building and zoning requirements and those regulating the licensing of lodging facilities by requiring registration, disclosure statements and compliance with specific standards of conduct.
For example, certain communities in the Atlanta metropolitan area have recently enacted new zoning ordinances restricting the development of new extended stay hotels. To date, such ordinances have not had an adverse effect on the Company's business; however, the enactment of new ordinances in other jurisdictions

                              -8-
in which the Company intends to develop hotels may have an adverse effect on the Company's expansion plans. The Company believes that each of its hotels has the necessary permits and approvals to operate its respective business, and the Company intends to continue to obtain such permits and approvals for its new hotels. Additionally, the Company is subject to laws governing its relationship with employees, including minimum wage requirements, overtime, working conditions and work permit requirements.

   Under the Americans With Disabilities Act of 1990 (the "ADA"), all public accommodations are required to meet certain federal requirements related to access and use by disabled persons. While the Company believes its existing hotels and hotels under construction are substantially in compliance with these requirements, a determination that the Company or one of its franchisees is not in compliance with the ADA could result in the imposition of fines or an award of damages to private litigants. In addition, changes in governmental rules and regulations or enforcement policies affecting the use and operation of the hotels, including changes to building codes and fire and life-safety codes, may occur. If the Company were required to make substantial modifications at its hotels to comply with the ADA or other changes in governmental rules and regulations, the Company's financial condition and ability to develop new hotels could be materially adversely affected.

   As a franchisor, Suburban is subject to Federal Trade Commission ("FTC") regulation and various state laws which regulate the offer and sale of franchises. State laws that regulate the franchisor-franchisee relationship presently exist or are being considered in a substantial number of states, and from time to time new legislation is proposed and bills are introduced in Congress which would provide for federal regulation of certain aspects of the franchisor-franchisee relationship. Many state laws impose substantive requirements on franchise agreements, including limitations on non-competition provisions and termination or nonrenewal of a franchise. Some states require that certain materials be approved before franchises can be offered or sold in that state. These current and proposed franchise relationship laws may limit, among other things, the duration and scope of non-competition provisions, the ability of a franchisor to terminate or refuse to renew a franchise and the ability of a franchisor to designate sources of supply. The failure to obtain approvals to sell franchises or an increase in the minimum wage rate, employee benefit costs or other costs associated with employees could materially adversely affect the Company.

                              -9-
EMPLOYEES

   As of December 31, 1997, the Company employed 393 persons. The Company's employees are not subject to any collective bargaining agreements. Management believes that its relationship with its employees is good.


EXECUTIVE OFFICERS OF THE REGISTRANT

              Name              Age                       Position
              ----              ---                       --------
      David E. Krischer         49     Chairman of the Board, Chief Executive
                                       Officer and President
      Dan J. Berman             33     Vice President - Franchising and Director
      Seth H. Christian         32     Vice President - Operations
      Terry J. Feldman          54     Vice President, Chief Financial Officer and
                                       Treasurer
      G. Hunter Hilliard        55     Vice President - Construction
      Kevin R. Pfannes          43     Vice President - Development and Secretary

     DAVID E. KRISCHER. Mr. Krischer formed the Company in 1987 to develop a national chain of economy extended stay hotels and has served as its President and Chairman since inception. Mr.
Krischer has over 15 years of experience in real estate development, has been involved in the hospitality industry for more than 12 years and currently is the Chairman of the Extended Stay Lodging Council, a division of the American Hotel & Motel Association. From 1974 to 1986, he was a partner with two
Atlanta law firms, Arrington, Rubin, Winter, Krischer & Goger and Costanzo & Krischer, where his practice focused on general business and real estate law and real estate syndication.

   DAN J. BERMAN. Mr. Berman joined the Company in September 1993 as its Vice President - Franchising and has been a director since March 1996. Prior to joining the Company, Mr. Berman practiced commercial law in New York City with the firm Young and Young from September 1990 to May 1993. Mr. Berman received the degrees of Juris Doctor and Master of Business Administration from Emory University Law and Business Schools in 1990.

   SETH H. CHRISTIAN. Mr. Christian joined the Company in November 1987 and was elected Vice President - Operations in January 1989. From 1983 through 1987, he served as General Manager of Hotel/Restaurant Management, Inc., an Atlanta-based hospitality company. Mr. Christian is a member of the Board of Directors of the Arthritis Foundation, Georgia Chapter. Mr. Christian received a Bachelor of Arts degree in economics from Georgia State University in 1988.

   TERRY J. FELDMAN. Mr. Feldman joined the Company in January 1995 as its Treasurer and Chief Financial Officer and was elected Vice President in March 1996. He has over 30 years of experience in real estate accounting and finance. Prior to joining the Company, Mr. Feldman served as the Vice President and Chief Financial Officer of Unity Mortgage, Inc., a home mortgage lender, from July 1992 to July 1994. Mr. Feldman served as the

                            -10-
Vice President and Chief Financial Officer of Anderson
Properties, Inc., a commercial real estate company in Atlanta, from 1984 to 1992. From 1977 to 1984, he served in treasury and financial planning capacities at Days Inns of America, Inc. Mr.
Feldman is a Certified Public Accountant.

   G. HUNTER HILLIARD. Mr. Hilliard joined the Company in April 1987 as its Vice President - Construction. In addition, since 1980, Mr. Hilliard has been the sole shareholder and Secretary of Acreage Investment Corporation, a real estate and construction consulting firm. He has over 26 years of experience in the development and construction of single and multi-family housing, retail centers and office space.

   KEVIN R. PFANNES. Mr. Pfannes joined the Company in January 1996 and was elected Vice President - Development in February 1996. He has 18 years of legal and business experience in the development, acquisition, leasing and financing of a broad range of commercial real estate transactions. From July 1992 through January 1995, Mr. Pfannes served as real estate counsel and Director of Operations of General Innkeeping Acceptance Corporation, a wholly-owned subsidiary of Holiday Inns, Inc., which provided financing for Holiday Inn hotels. From January 1986 to July 1992, Mr. Pfannes was a self-employed attorney, and his practice focused on commercial real estate matters. From 1979 to 1984, Mr. Pfannes worked for the Chicago law firm of Rooks, Pitts and Poust, where his practice focused on real estate and lending matters.


CERTAIN FACTORS AFFECTING FORWARD LOOKING STATEMENTS

   Many of the matters discussed in this Annual Report on Form 10-K are forward looking statements. These statements involve a number of risks and uncertainties that could cause actual results to differ materially from any such statement. Some of these risks may include, but are not limited to: (i) development risks (including the risks that (A) development costs may exceed budgeted projections; (B) competition for development sites may limit the sites available to the Company; (C) the Company may fail to obtain necessary zoning and other permits; (D) the Company may experience delays in construction; and (E) changes in government regulations and overall economic conditions may have a material adverse effect on the Company); (ii) management of growth (the Company's rapid growth has created new demands on the Company's management and its operating and financial systems which may lead to the risk that the Company may not manage this growth effectively); (iii) dependence on senior management (the Company's continued success is dependent on the efforts of its key management, including Mr. Krischer, and the failure or inability of Mr. Krischer to continue in his leadership role might have a material adverse effect on the Company); (iv) risks associated with the lodging industry (the economy extended stay segment of the lodging industry may be adversely affected by changes in national or local economic conditions and other local market conditions); (v) the risks associated with compliance with environmental regulations and other government regulations which have been set forth elsewhere herein (See "Environmental Matters" and "Governmental Regulation"); and (vi) risks associated with financing.

                              -11-
YEAR 2000

   The "year 2000 issue" arises from the widespread use of computer programs that rely on two-digit date codes to perform computations or decision-making functions. Many of these programs may fail due to an inability to properly interpret date codes beginning on January 1, 2000. For example, such programs may misinterpret "00" as the year 1900 rather than 2000. In addition, some equipment, being controlled by microprocessor chips, may not deal appropriately with the year "00". The
Company has evaluated its computer systems to determine which modifications and expenditures will be necessary to make the systems compatible with year 2000 requirements. The Company believes that its systems are year 2000 compliant.

   The Company currently estimates that no additional modifications will be necessary. However, there can be no assurance that unforeseen difficulties or costs will not arise.
In addition, there can be no assurance that the systems of other companies on which the Company's systems rely will be modified on a timely basis, or that the failure by another company to properly modify its systems will not negatively impact the systems or operations of the Company.



                                 -12-


ITEM 2.  DESCRIPTION OF FACILITIES.

   At December 31, 1997, there were 56 existing Suburban Lodge hotels located in 12 states. These hotels contain an aggregate of 7,501 guest rooms and have an average of 134 guest rooms. A newly developed Suburban Lodge hotel is built using either a two-story or three-story interior or exterior corridor design. The two designs have similar architectural styles and guest room floor plans. The majority of Suburban Lodge guest rooms are uniform in size, and weekly rates for single occupancy currently range from $149 to $209 for standard guest rooms and from $179 to $239 for larger guest rooms. Each hotel includes guest rooms, a general manager's apartment, an office and a guest laundry room. Each guest room includes a combination living room and bedroom, a fully-equipped kitchenette and access to satellite or cable television. Each Suburban Lodge hotel also offers weekly housekeeping and linen service.

   The following tables set forth certain information as of December 31, 1997 with respect to both Company-owned and franchised existing hotels, hotels under construction and hotels under development.

                                                                                        Number
                                                                     Date                 of
          Existing Hotels                                           Opened             Rooms<F1>
          ---------------                                           ------             --------
          COMPANY-OWNED:

          Atlanta (Forest Park), GA                                 Mar-88                126
          Atlanta (Fulton Industrial), GA                           Dec-88                108
          Atlanta (Norcross), GA                                    Jun-89                129
          Birmingham (Oxmoor), AL                                   Jul-90                151
          Atlanta (Mableton), GA(2)                                 Jun-93                 79
          Greenville (Mauldin Road), SC                             Sep-93                130
          Charlotte (Matthews), NC                                  Aug-95                139
          Atlanta (Lilburn/Highway 78), GA                          Nov-95                132
          Atlanta (Conyers), GA                                     Apr-96                138
          Atlanta (Douglasville), GA                                Jun-96                132

                                    -13-


                                                                                        Number
                                                                     Date                 of
          Existing Hotels                                           Opened             Rooms<F1>
          ---------------                                           ------             --------

          COMPANY-OWNED:

          Atlanta (Roswell), GA                                     Jun-96                134
          Louisville (Preston Highway), KY                          Aug-96                150
          Atlanta (Tara Blvd.), GA                                  Sep-96                138
          Greenville (Wade Hampton Blvd.), SC                       Oct-96                126
          Atlanta (Indian Trail/I-85), GA                           Nov-96                149
          Kingston Pike (Knoxville), TN                             Dec-96                132
          Atlanta (Northside Drive), GA                             Jan-97                150
          Chesapeake, VA                                            Feb-97                132
          Gwinnett Place (Atlanta), GA                              Feb-97                138
          Pressley I-77 (Charlotte), NC                             Mar-97                132
          University Area (Charlotte), NC                           Apr-97                138
          Hickory Ridge (Memphis), TN                               Jun-97                144
          Newport News, VA                                          Jul-97                134
          North Charleston (Charleston), SC                         Aug-97                138
          Dayton South (Dayton), OH                                 Oct-97                129
          Virginia Beach, VA                                        Oct-97                138
          Chattanooga, TN                                           Oct-97                132
          Indianapolis NW (Indianapolis), IN                        Nov-97                135
          Fairfield (Cincinnati), OH                                Nov-97                131
          Mobile, AL                                                Nov-97                132
          Hazelwood  (St. Louis), MO                                Nov-97                136
          Eastland Area (Columbus), OH                              Dec-97                139
          St. Charles (St. Louis), MO                               Dec-97                130
          Broad River (Columbia), SC                                Dec-97                132
          Dallas-North Central (Dallas), TX                         Dec-97                144
          San Antonio-North, TX                                     Dec-97                137
          Franklin (Columbus), OH                                   Dec-97                127
          Jackson, MS                                               Dec-97                132
          Columbus-Northland, OH                                    Dec-97                132
                                                                                        -----
          SUBTOTAL                                                                      5,205
                                                                                        -----








                                                                                        Number
                                                                     Date                 of
          Existing Hotels                                           Opened             Rooms<F1>
          ---------------                                           ------             --------

          FRANCHISED:

          Birmingham (Riverchase/Pelham), AL                        Jun-92                122
          Atlanta (Stone Mountain), GA                              Nov-92                132
          Atlanta (Marietta), GA                                    Aug-94                132
          Birmingham (Inverness/                                    Sep-95                130
            Greystone), AL
          Savannah, (Abercorn), GA                                  Mar-96                130
          Atlanta (Lawrenceville), GA                               Jun-96                132
          Atlanta (Decatur), GA                                     Oct-96                133
          Jeffersontown (Louisville), KY                            Feb-97                144
          Bay Meadows (Jacksonville), FL                            Apr-97                138
          Woodstock (Atlanta), GA                                   Jul-97                138
          Florence (Cincinnati), KY                                 Aug-97                144
          Valdosta Mall Area (Valdosta), GA                         Aug-97                138
          Montgomery Mall, AL                                       Sep-97                144
          Harding Place (Nashville), TN                             Oct-97                126
          Bragg Blvd (Fayetteville), NC                             Oct-97                138
          Pineville (Charlotte), NC                                 Oct-97                137
          S. Arlington (Dallas), TX                                 Dec-97                138
                                                                                        -----
          SUBTOTAL                                                                      2,296
                                                                                        -----
          SYSTEM-WIDE TOTAL                                                             7,501
                                                                                        -----


                                                                                        Number
                                                                  Estimated               of
          Hotels Under Construction                               Opening<F3>            Rooms <F1>
          -------------------------                               ----------            ------

          COMPANY OWNED

          Indianapolis-East, IN                                     Jan-98                135
          Chicago-Downers Grove, IL                            2nd Quarter 1998           132
          Dallas-Carrollton, TX                                2nd Quarter 1998           138
          El Paso-Airport, TX                                  2nd Quarter 1998           138
          Chicago-O'Hare, IL                                   2nd Quarter 1998           125
          Houston-Webster, TX                                  3rd Quarter 1998           132
          Houston-FM1960, TX                                   3rd Quarter 1998           138
                                                                                        -----
          SUBTOTAL                                                                        938






                                -15-


                                                                                         Number
                                                                 Estimated                of
          Franchised:                                            Opening<F3>             Rooms <F1>
          -----------                                            ----------              -----

          Raleigh South, NC                                        Feb-98                 144
          Augusta, GA                                              Feb-98                 138
          Arlington North (Dallas), TX                             Mar-98                 137
          Albany Mall, GA                                     2nd Quarter 1998            138
          Savannah Airport, GA                                2nd Quarter 1998            138
          Dothan, AL                                          2nd Quarter 1998            138
          Memphis-Bartlett, TN                                2nd Quarter 1998            138
          Eagle, CO                                           2nd Quarter 1998            118
          Atlanta (Stockbridge), GA                           2nd Quarter 1998            150
          Jacksonville (Orange Park), FL                      2nd Quarter 1998            144
          Louisville (Westport), KY                           3rd Quarter 1998            128
          Orange Central Park (Orlando), FL                   3rd Quarter 1998            144
          Greensboro, NC                                      3rd Quarter 1998            136
                                                                                        -----
          SUBTOTAL                                                                      1,791
                                                                                        -----

          TOTAL UNDER CONSTRUCTION                                                      2,729
                                                                                        -----

                                                                                       Number
                                                                 Estimated               of
          Hotels Under Development                               Opening<F3>           Rooms <F1>
          ------------------------                               ----------            -----

         COMPANY-OWNED:

         Salt Lake City (Midvale), UT                        3rd Quarter 1998            132
         South Salt Lake City, UT                            3rd Quarter 1998            139
         San Antonio - Leon Valley, TX                       4th Quarter 1998            132
         Cincinnati-Colerain, OH                             4th Quarter 1998            133
         Richmond, VA                                        4th Quarter 1998            136
         Minneapolis-Coons Rapids, MN                        4th Quarter 1998            137
         Minneapolis-Burnesville, MN                         4th Quarter 1998            135
         San Antonio-NE, TX                                  4th Quarter 1998            132
         Houston (NW), TX                                    4th Quarter 1998            132
         Winston-Salem, NC                                   4th Quarter 1998            132
         Houston, TX                                         4th Quarter 1998            132
         Denver-Aurora, CO                                   4th Quarter 1998            138
         Denver-Sheridan, CO                                 4th Quarter 1998            136
         Dallas-Downtown (Stemmons), TX                      4th Quarter 1998            138
         Birmingham-Center Point, AL                         4th Quarter 1998            136
         Kansas City, KS                                     4th Quarter 1998            136
         Albuquerque, NM                                     4th Quarter 1998            138
         Tempe, AZ                                           4th Quarter 1998            138
                                                                                       -----
         SUBTOTAL                                                                      2,432
                                                                                       -----

                               -16-
                                                                                        Number
                                                                Estimated                 of
         Franchised:                                            Opening(3)               Rooms <F1>
         -----------                                            ----------              ------

         Chamblee, GA                                         3rd Quarter 1998           150
         Macon, Ga                                            3rd Quarter 1998           136
         Austin South, TX                                     4th Quarter 1998           136
         Houston (US290), TX                                  4th Quarter 1998           136
         Orlando (Seaworld), FL                               4th Quarter 1998           136
         Casselberry (Orlando), FL                            4th Quarter 1998           136
         Melbourne Airport, FL                                4th Quarter 1998           136
         Gilbert (Phoenix), AZ                                4th Quarter 1998           136
         St. Johns (Jacksonville), FL                         4th Quarter 1998           136
         Old Hickory (Nashville), TN                          4th Quarter 1998           136
         Thornton Road (Atlanta), GA                          4th Quarter 1998           136
         Athens, GA                                           4th Quarter 1998           136
                                                                                       -----
         SUBTOTAL                                                                      1,646
                                                                                       -----
                                                                                       -----
         TOTAL UNDER DEVELOPMENT                                                       4,078
                                                                                       -----

_____________________________

<F1> The number of guest rooms does not include the general
     manager's apartment.
<F2> The Mableton hotel was acquired in June 1993 and converted into a Suburban Lodge hotel in October 1994.
<F3> The Company believes that each of the hotels under
     construction or development will open during the period indicated. However, the Company and its franchisees may not be able to complete the construction and development of all of these hotels on schedule. See Item 1 - "Certain Factors Affecting Fordward-Looking Statements."

ITEM 3.  LEGAL PROCEEDINGS.


   The Company is a defendant in certain shareholder litigation filed on December 19, 1997 in federal court, RUDD, ET AL. V. SUBURBAN LODGES OF AMERICA, ET AL.; Civil Action No. 1 97-CV-3758-HTW (N.D. Ga.), related to the Company's stock offering on October 14, 1997. Management believes the claims are without merit and intends to defend vigorously such litigation. It is the opinion of management that the outcome of such litigation will not have a material effect on the financial position, results of operations, or cash flows of the Company, however, the outcome of such litigation cannot presently be determined.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   No matters were submitted to a vote of security holders of the Registrant during the fourth quarter of the fiscal year covered by this Report.

                             PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.

PRICE RANGE OF COMMON STOCK

   The Common Stock is quoted on The Nasdaq Stock Market under the symbol "SLAM." The following table sets forth for the periods indicated the high and low transaction prices of the Common Stock on The Nasdaq Stock Market. As of March 2, 1998, there were approximately 99 holders of record and 2000 beneficial owners, respectively, of the Common Stock.

                                                              Price Range
                                                         --------------------
      YEAR ENDING DECEMBER 31, 1997                      High            Low
                                                         ----            ----
      First Quarter.................................... $22.25         $15.39
      Second Quarter .................................. $22.50         $15.13
      Third Quarter  .................................. $27.88         $18.25
      Fourth Quarter .................................. $30.25         $10.50

      YEAR ENDING DECEMBER 31, 1996

      Second Quarter (since May 23) ................... $29.50         $19.50
      Third Quarter ................................... $25.25         $17.50
      Fourth Quarter  ................................. $25.13         $15.00

   On February 28, 1997, an aggregate of 601,690 shares of Common Stock were issued to Andrew C. Shipp, Sr., Kenneth L. Burson and Steve Simpson in connection with the acquisition of certain hotels by the Company. The aggregate value of the shares was approximately $10,529,575, or $17.50 per share. The shares were issued in reliance upon the exemption from registration in Section 4(2) of the Securities Act of 1933 based on the accredited status of the sellers and the private nature of the offering.

   The Company has not paid dividends on its Common Stock during fiscal years 1996 and 1997. The Board of Directors intends to continue a policy of retaining earnings to finance the Company's growth and, therefore, does not anticipate paying any such dividends in the foreseeable future. In addition, the Company has obtained a $55 million line of credit (the "Line of Credit") with PNC Bank, Kentucky, Inc., a commitment from PNC to increase the Line of Credit to $75 million and a further commitment, which is subject to obtaining other participating lenders, to increase the commitment to $150 million, which does, and future financing arrangements may, impose minimum net worth covenants and other limitations that could restrict the Company's right to pay dividends. See Item 7. "Management's Discussion and Analysis of
Financial Condition and Results of Operations   Liquidity and
Capital Resources."


                                -18-


ITEM 6.  SELECTED FINANCIAL DATA.

         SELECTED CONSOLIDATED HISTORICAL FINANCIAL DATA
                 SUBURBAN LODGES OF AMERICA, INC.

         (IN THOUSANDS, EXCEPT SHARE AND OPERATING DATA)

   The selected consolidated financial data set forth below (except EBITDA and operating data) has been derived from the historical consolidated financial statements of Suburban Lodges of America, Inc. The historical consolidated financial statements of Suburban Lodges of America, Inc. for the five years ended December 31, 1997 have been derived from the consolidated audited financial statements of the Company. These selected consolidated financial data should be read in conjunction with
Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the historical consolidated financial statements and related notes thereto of Suburban Lodges of America, Inc.

                                -19-

                                                                    Year Ended December 31,
                                                  -------------------------------------------------------------
                                                  1993          1994          1995         1996            1997
                                                  ----          ----          ----         ----            ----
Statement of Operations:
Revenue:
  Room revenue                                $   2,893     $   3,904     $   4,431      $   7,754        $ 20,035
  Other hotel revenue                               223           290           296            596           1,787
  Franchise and other revenue                       247           151           460            916           1,373
                                                 ------       -------       -------        -------         -------
       Total revenue                              3,363         4,345         5,187          9,266          23,195
                                                 ------       -------       -------        -------         -------
Expenses:
  Hotel operating expenses                        1,364         1,768         2,072          3,910          11,204
  Corporate operating expenses                      429           737           883          1,527           2,254
  Related party consulting fees                     --             --            17             10               -
  Depreciation and amortization                     372           416           460            788           2,630
                                                 ------       -------       -------        -------         -------
       Total costs and expenses                   2,165         2,921         3,432          6,235          16,088
                                                 ------       -------       -------        -------         -------

Operating income                                  1,198         1,424         1,755          3,031           7,107
Interest income                                     --             --            --            957           2,924
Interest expense                                   (725)         (936)       (1,098)          (556)           (179)
Other income                                  $     --      $      --     $      --       $     --        $    200
                                                 ------       -------       -------        -------         -------

Income before income taxes (expense)
  and Extraordinary Income                          473           488           657          3,432          10,052

Income tax (expense) benefit <F1>                  --             14            20         (1,047)         (3,328)
Extraordinary income from early
  extinguishment of debt                            --            130             -              -             --
                                                 ------       -------       -------        -------         -------
        Net income (loss)                     $     473     $     632     $     677       $  2,385        $ 6,724
                                                 ======       =======       ========       =======         =======

Earnings per share - basic                                                                                $   0.53
Pro forma earnings per common share <F2>                                                  $    .31

Weighted average shares
  outstanding <F2>                                                                       6,923,956      12,692,902

CASH FLOW DATA:
EBITDA <F3>                                   $   1,570    $   1,840    $    2,215     $    3,819     $      9,938

Cash flows provided by (used in):
 Operating activities                               879          929         1,305          3,369            8,759
 Investing activities                            (2,349)        (651)       (4,791)       (36,357)         (90,077)
 Financing activities                             1,561         (238)        3,707        110,641           65,628
OPERATING DATA:
Number of hotels open at end of period:
 Company-owned                                        5            5             6             14               39
 Franchised                                           3            4             6             10               17
                                                 ------       ------        ------         ------         --------
 System-wide                                          8            9            12             24               56
                                                 ------       -------       -------        -------        --------

Company-owned hotels <F4>:
 Occupancy                                         95.5%         97.7%        95.8%          89.0%            85.4%
 Average weekly rate                          $  121.96    $    128.69  $    136.19    $    155.84    $      157.27
 Weekly REVPAR <F5>                           $  116.47    $    125.74  $    130.93    $    138.92    $      134.13
Franchised hotels<F4>:
 Occupancy                                        96.8%          98.9%        93.2%          86.4%            81.2%
 Average weekly rate                          $  123.21    $    131.03  $    146.34    $    167.06    $      166.17
 Weekly REVPAR <F5>                           $  119.23    $    129.59  $    135.44    $    145.11    $      142.93

BALANCE SHEET DATA:
 Cash and cash equivalents                    $     428    $       467  $       687    $    78,340    $      62,650
 Total assets                                     9,097          9,640       15,004        131,000          242,854
 Long-term debt                                   9,357         10,072       13,818         15,000           25,000
 Shareholders' equity (deficit)                    (512)          (692)         100        112,194          209,052
____________

<F1> Historical financial data for the three years ended December
     31, 1995 and the period from January 1, 1996 to the date of the Company's initial public offering on May 29, 1996 (the "IPO) does not include a provision for income taxes for the limited liability companies and partnerships which owned the hotels
     (the "Affiliated Entities") prior to the IPO because these entities were not subject to income taxes. Income taxes or income tax benefits have been provided for Suburban Lodges of America, Inc. and its subsidiaries where appropriate under Statement of Financial Accounting Standards ("SFAS" 109, "Accounting for Income Taxes") for all periods subsequent to the date of the IPO.

<F2> Prior to May 28, 1996, the assets of the Company were owned and operated by Suburban Lodges of America, Inc. and its affiliates and the Affiliated Entities. The outstanding shares or other equity interests of those entities differed substantially from the shares of common stock of the Company outstanding after the IPO. Accordingly, the Company believes that the presentation of historical per share information for the periods prior to the year ended December 31, 1997 is not meaningful.

     The pro forma earnings per share of $0.31 per share for the year ended December 31, 1996 has been calculated by dividing income before income taxes by the weighted average number of shares of Common Stock deemed to be outstanding during the period. Income before tax has been adjusted to provide for income taxes (approximately $1,287,000 for the year ended December 31, 1996) assuming a 37.5% effective tax rate. Prior to May 29, 1996, the Company was not fully subject to income taxes because its predecessors included partnerships and limited liability companies; however, if they had been subject to income taxes, pro forma net income after taxes would have been approximately $2,145,000 for year ended December 31, 1996, assuming a 37.5% effective tax rate.

<F3> EBITDA represents income before interest expense, income taxes (if applicable) and depreciation and amortization. EBITDA is a commonly used financial analysis tool for measuring and comparing lodging companies and other companies with significant amortization and depreciation expense and for analyzing operating performance, leverage and liquidity of such companies. Such data are not a measure of financial performance under generally accepted accounting principles and should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity. Additionally, EBITDA as presented may not be comparable to similarly titled measures reported by other companies. Management's discretionary use of the funds depicted by EBITDA may be limited by working capital requirements, debt service, capital expenditures and other restrictions related to legal requirements, commitments and uncertainties. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

<F4> Information for the years ended December 31, 1996 and 1997 is provided from the beginning of the first calendar month following the date of opening or acquisition of each hotel, and all other information is presented from the date of opening or acquisition.

<F5> Weekly REVPAR is determined by dividing room revenue by the number of guest room days available for the period and multiplying by seven.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1997 TO THE YEAR ENDED
DECEMBER 31, 1996

        Total revenue for the year ended December 31, 1997 was approximately $23,195,000, which was an increase of $13,929,000 or 150%, over the year ended December 31, 1996. Room revenue for the year increased by approximately $12,281,000. Approximately $8,485,000 of this increase was attributable to the partial year to date room revenue for hotels which opened in 1997 and approximately $3,796,000 of the increase in room revenue was attributable to hotels open a full year as of December 31, 1997. The average weekly rate increased only 1% from $155.84 to $157.27, primarily because the prior year's AWR was inflated by the Olympics in Atlanta. Company wide occupancy declined from 89% to 85%, primarily because of the ramp-up period associated with the new hotels


                               -21-
opened or acquired in 1997. Finally, the total rooms available increased by 149% over 1996 from 2,093 to 5,208.

        Franchise and other revenue from corporate operations for the year ended December 31, 1997, which includes management, franchise and development revenue, was approximately $1,373,000, an increase of $456,000, or approximately 50%, over the year ended December 31, 1996. Franchise fees and other revenue for the year increased $267,000, or approximately 62%, from $434,000 in 1996 to $701,000 in 1997. Total franchise revenue reflects initial franchise fees on 12 new Suburban Lodge hotels opened in 1997 and increased royalties on open hotels. Development revenue increased approximately $208,000 primarily as a result of the development of additional hotels on behalf of third party investors.

        Hotel operating expenses increased $7,294,000, or approximately 187%, to $11,204,000 for the year ended December 31, 1997 from $3,910,000 for the year ended December 31, 1996. Approximately $2,518,000 of this increase reflects the full year expenses for the hotels which opened in 1996, and approximately $4,776,000 was attributable to the hotel operating expenses at hotels which opened in 1997. Depreciation increased $1,842,000, or approximately 234%, principally as a result of the hotels that opened in 1997. In addition, the Company incurred loan amortization costs associated with the Line of Credit. Company wide hotel operating margins decreased from 53.2% to 48.7% from December 31, 1996 to December 31, 1997, primarily as a result of the fixed operating costs associated with the new hotels opened in 1997.

        Corporate operating expenses increased $726,000, or approximately 47%, to $2,253,000 due to additional staffing in the financial, management and development segments of the business, legal and professional fees associated with being a public company, and increases in office, travel, and other general overhead expenses. Interest expense for the year ended December 31, 1997 decreased to $376,000 from $556,000 for the year ended December 31, 1996. The decrease is primarily attributable to the use of a portion of the net proceeds from the IPO to retire all the then existing debt and the capitalization of interest into construction projects.

        Interest income for the year was approximately $2,924,000, which was primarily earned on available proceeds from the follow-on offerings which were completed on November 25, 1996 and October 20, 1997.

        Income tax expense increased by $2,281,000 as compared to 1996.

                               -22-
COMPARISON OF THE YEAR ENDED DECEMBER 31, 1996 TO THE YEAR ENDED
DECEMBER 31, 1995

        Total revenue for the year ended December 31, 1996 was approximately $9,266,000 which was an increase of $4,079,000, or 78.6%, over the year ended December 31, 1995. Room revenue for the year increased by approximately $3,322,000 of which approximately $3,124,000 was attributable to the opening and full year to date results of the Matthews hotel which opened in August 1995, and the partial year to date room revenue for hotels which opened in 1996, as well as the acquisition of the Forest Park hotel in May 1996. In addition, approximately $198,000 of the increase in revenue was attributable to hotels open throughout both periods, reflecting a 4.9% increase for the year. The increase in total room revenue resulted from a 14.4% increase in the AWR from $136.19 to $155.84, which reflects additional revenue at two hotels as a result of the Olympics and an increase in the availability of deluxe rooms at the hotels which opened in 1996. Overall occupancy declined by 8% to 89% because of the ramp-up period associated with the seven new facilities opened in 1996.

        Franchise and other revenue from corporate operations for the year ended December 31, 1996 which includes management, franchise and development revenue, was approximately $917,000, an increase of $456,000, or approximately 99%, over the year ended December 31, 1995. Franchise revenue for the year increased $224,000 or approximately 107%, from $210,000 in 1995 to $434,000 in 1996. The additional franchise revenue reflects initial franchise fees on nine new Suburban Lodge hotels opened in 1996 (including four hotels acquired in connection with the IPO) and increased royalties on open hotels. Development and construction revenue increased approximately $232,000 due to the accelerated development of additional hotels during 1996, including fees related to four properties to be developed on behalf of third party investors.

        Hotel operating expenses increased $1,837,000 or approximately 88.7% to $3,910,000 for the year ended December 31, 1996 from $2,072,000 for the year ended December 31, 1995. The majority of this increase, or approximately $1,560,000, reflects the opening and full year to date expenses for the Matthews hotel and the partial year expenses for the hotels which opened in 1996, and the expenses for the Forest Park hotel which was acquired on May 29, 1996. The balance of the increase in hotel operating expenses of $277,000 is related to increases in expenses at hotels opened during the entire period for both years. Depreciation and amortization increased $328,000, or approximately 71.4%, principally as a result of the hotels opened in 1996 and the acquisition of the Forest Park hotel. In addition, the Company incurred loan amortization costs associated with the Line of Credit. Facility operating margins decreased from 56.2% to 53.2% from December 31, 1995 to December 31, 1996, due primarily to fixed operating costs associated with new hotels opened in 1996.

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

                              -23-
        Interest income for the year was approximately $956,000 which was primarily earned on available proceeds from both the IPO and the follow-on offering which was completed on November
25, 1996.

        Income tax expense increased by $1,067,000 as compared to 1995, because the Company became a taxable entity in 1996.


LIQUIDITY AND CAPITAL RESOURCES

          On November 25, 1996 the Company completed a follow on offering which resulted in net proceeds of approximately $53 million. These funds were utilized for land acquisitions and construction and development of additional hotels. On February 28, 1997, the Company acquired four Suburban Lodge hotels from a franchisee and utilized approximately $12.5 million to pay off the existing debt related to these properties.

          On October 20, 1997, the Company completed another follow-on offering, which resulted in net proceeds of approximately $80 million. These funds are targeted for future land acquisitions and construction and development of additional hotels in 1998.

          As of December 31, 1997, the Company had $62.7 million in cash and cash equivalents and had borrowed $25 million under the Line of Credit.

          The Company anticipates that the total cost to open all 25 Company-owned hotels expected to open by the end of 1998 will be approximately $100 million. The Company intends to fund the development and construction of these hotels with existing cash balances, cash flow from operations and borrowings under the Line of Credit. While the Company Management's Discussion and Analysis anticipates that there may be some markets where, due to a number of factors (such as union subcontractors), its development costs will be higher, overall the Company anticipates that in the immediate future a typical 134-guest room Suburban Lodge hotel will cost approximately $4 million (approximately $28,000-32,000 per guest room) to develop and construct, including pre-opening costs.

          The Company has obtained a $55 million Line of Credit with PNC Bank, Kentucky, Inc. ("PNC"), a commitment from PNC to increase the Line of Credit to $75 million and a further commitment, which is subject to obtaining other participating lenders, to increase the commitment to $150 million. The Line of Credit matures December 14, 2000 and bears interest, at the Company's option, at (1) the higher of PNC's prime rate or the federal funds rate plus one half percent or (ii) the Euro-Rate plus 150 to 225 basis points, based upon a variable leverage ratio. The Line of Credit is secured by a collateral pool of properties. The Line of Credit restricts, among other things, the incurrence of indebtedness, the sale of assets, the incurrence of liens, the concentration of facility locations, and the payment of cash dividends. In addition, the Company is required to satisfy, among other things, certain financial performance criteria, including minimum net worth levels and minimum levels of earnings before interest, taxes, depreciation, and amortization. As of December 31, 1997, the Company had $30 million available under the Line of Credit.

                                -24-
          In the future, the Company may seek to increase the amount of its credit facilities, negotiate additional credit facilities or issue corporate debt or equity securities. Any debt incurred or issued by the Company may be secured or unsecured, fixed or variable rate interest and may be subject to such terms as the Board of Directors of the Company deems prudent.

          The Company believes that existing cash balances, cash generated from operations and borrowings under the Line of Credit will be sufficient to meet the Company's working capital needs and capital expenditure needs for hotels the Company anticipates opening through the end of 1999. However, additional capital may be necessary for the Company to execute its long-term development plans.


YEAR 2000

        The Company utilizes various computer software packages as tools in running its accounting and operations. Management plans to implement any necessary vendor upgrades and modifications to ensure continued functionality with respect to the widely discussed software problems associated with the Year 2000. At present, management does not expect that material incremental costs will be incurred in the aggregate or in any single future year.


FORWARD-LOOKING STATEMENTS

        To the extent the information contained in this discussion and analysis of the consolidated financial statements of the Company and the information included elsewhere in this 1997 Annual Report on Form 10-K are viewed as forward-looking statements, the reader is cautioned that various risks and uncertainties exist that could cause actual future results to differ materially from that inferred by the forward-looking statements. Among the risks and uncertainties that should be considered are: (i) development risks (including the risks that (A) development costs may exceed budgeted projections; (B) competition for development sites may limit the sites available to the Company; (C) the Company may fail to obtain necessary zoning and other permits; (D) the Company may experience delays in construction; and (E) changes in government regulations and overall economic conditions may have a material adverse effect on the Company); (ii) management of growth; (iii) dependence on senior management; (iv) risks associated with the lodging industry; (v) risks associated with compliance with environmental regulations and other government regulations, and (vi) risks associated with financing. The reader is further cautioned that risks and uncertainties may exist that have not been mentioned herein due to their unforeseeable nature, but which, nevertheless, may impact the Company's future operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       This information is not yet required, per General Instruction 1 to Item 305 of Regulation S-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

   The Independent Auditors' Report, the Consolidated Financial
Statements and Notes to the Consolidated Financial Statements that appear on pages F-1 through F-19 herein are incorporated by reference.

                               -25-
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.

   None.

                             PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

   The information contained under the heading "Information about the Nominees and Continuing Directors" in the definitive Proxy Statement to be used in connection with the solicitation of proxies for the Company's 1998 Annual Meeting of Shareholders, to be filed with the Commission, is incorporated herein by reference. Pursuant to instruction 3 to paragraph (b) of Item 401 of Regulation S-K, information relating to the executive officers of the Company is included in Item 1 of this Report.

ITEM 11.  EXECUTIVE COMPENSATION.

   The information contained under the heading "Executive Compensation" in the definitive Proxy Statement to be used in connection with the solicitation of proxies for the Company's 1998 Annual Meeting of Shareholders, to be filed with the Commission, is incorporated herein by reference. In no event shall the information contained in the Proxy Statement under the heading "Shareholder Return Performance Graph" be deemed incorporated herein by such reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

   The information contained under the heading "Beneficial Ownership of Securities and Voting Rights-Voting Securities and Principal Holders" in the definitive Proxy Statement to be used in connection with the solicitation of proxies for the Company's 1998 Annual Meeting of Shareholders, to be filed with the Commission, is incorporated herein by reference. For purposes of determining the aggregate market value of the Company's voting stock held by nonaffiliates, shares held by all directors and executive officers of the Company have been excluded. The exclusion of such shares is not intended to, and shall not, constitute a determination as to which persons or entities may be "affiliates" of the Company as defined by the Commission.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

   The information contained under the heading "Certain Transactions" in the definitive Proxy Statement to be used in connection with the solicitation of proxies for the Company's 1998 Annual Meeting of Shareholders, to be filed with the Commission, is incorporated herein by reference.

                               -26-
                             PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORT
         ON FORM 8-K.

(a) The following financial statements and notes thereto are incorporated by reference in Item 8 of this Report:

   1.     Financial Statements

               Description

               Independent Auditors' Report
               Consolidated Balance Sheets at December 31,
               1997 and 1996
               Consolidated Statements of Operations for the years ended December 31, 1997,
                   1996, and 1995
               Consolidated Statements of Common Stock, Capital (Deficit) and Partners' Capital
                   (Deficit) for the years ended December 31,
               1997, 1996 and 1995
               Consolidated Statements of Cash Flows for the years ended December 31, 1997,
                    1996 and 1995
               Notes to Consolidated Financial Statements

   2.     Financial Statement Schedules

   All schedules have been omitted since the information required is either included in the financial statements or notes or is not required.

   3.     Exhibits

   The exhibits set forth on the following page are required to be filed with this Report pursuant to Item 601 of Regulation S-K:


<CAPTION

                                                            Incorporated by
                                                               Reference to                                               Exhibit
                                                           Registration or File       Form of         Date of Report     Number in
       Exhibit     Description                                   Number                Report                             Report
         No.
       ---------------------------------------------------------------------------------------------------------------------------
        3.1        Amended and Restated Articles of the          333-2876                S-1          March 28, 1996**      3.1
                   Company

        3.2        Amended and Restated By-laws of the
                   Company, Amended as of March 17, 1997         000-28108               10-K         March 28, 1997        3.2

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

       10.4        Form of Agreement and Consent of              333-2876                S-1          March 28, 1996        10.4
                   Partners of each of the Affiliated
                   Entities and Third Party Sellers

       10.5        Suburban Lodges of America, Inc.              333-2876           Amendment No. 1   May 7, 1996           10.5
                   Stock Option and Incentive Award                                   to S-1
                   Plan

       10.6        Suburban Lodges of America, Inc.              333-2876          Amendment No. 1    May 7, 1996           10.6
                   Non-Employee Directors' Stock Option                               to S-1
                   and Fee Plan

       10.7       Form of Indemnification Agreement             333-2876                S-1          March 28, 1996        10.7
                  between Suburban Lodges of America,
                  Inc. and its directors and officers

                                                     -28-
                                                            Incorporated by
                                                               Reference to                                               Exhibit
                                                           Registration or File       Form of         Date of Report     Number in
       Exhibit     Description                                   Number                Report                             Report
         No.
       ---------------------------------------------------------------------------------------------------------------------------

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

       10.18      Preliminary Agreement for a License           000-28108              10-K           March 28, 1997      10.18
                  to Develop a Suburban Lodge Unit
                  between Suburban- Franchise Systems,
                  Inc. and E.E.B. Lodging Systems LLC

       10.19      Preliminary Agreement for a License           000-28108              10-K           March 28, 1997      10.18
                  to Develop a Suburban Lodge Unit
                  between Suburban-Franchise Systems,
                  Inc. and E.E.B. Lodging Systems
                  LLCII

       10.20      Development and Design/Build                  000-28108              10-K           March 28, 1997      10.18
                  Agreement for Suburban Lodge of
                  Arlington South

       10.21      Development and Design/Build                  000-28108              10-K           March 28, 1997      10.18
                  Agreement for Suburban Lodge of
                  Lewisville, Texas

       10.22      Registration Rights Agreement                 000-28108               8-K           March 17, 1997      10.19

       10.23      Office Lease between the Registrant           333-35871             Amendment       October 9, 1997     10.20
                  and Massachusetts Mutual Life                                       No. 2 to
                  Insurance Company                                                   S-3

        21.1      Subsidiaries of the Registrant                333-2876                S-1           March 28, 1996       21.1

        23.1      Consent of Deloitte & Touche, L.L.P.              *
        27.       Financial Data Schedule                           *

                  -------------------------------------
                  *Filed herewith.

                **Originally filed on the date set forth above and refiled pursuant to Regulation S-T on May 7, 1996.


(b) No reports on Form 8-K have been filed during the last quarter covered by this report.

                                             -29-
        Index to Financial Statements                                     F-1

        Independent Auditors' Report                                      F-2

        Consolidated Balance Sheets at December 31,
        1997 and 1996                                                     F-3

        Consolidated Statements of Operations for the
        years ended December 31, 1997, 1996, and 1995                     F-5

        Consolidated Statements of Common Stock, Capital                  F-6
        (Deficit) and Partners' Capital (Deficit) for the years ended December 31, 1997, 1996 and 1995

        Consolidated Statements of Cash Flows for the                     F-7
        years ended December 31, 1997, 1996 and 1995

        Notes to Consolidated Financial Statements                        F-8

Independent Auditors' Report



Board of Directors
Suburban Lodges of America, Inc.:



We have audited the accompanying consolidated balance sheets of Suburban Lodges of America, Inc. ("Suburban Lodges") as of December 31, 1997 and 1996 and the related consolidated statements of operations, consolidated statements of common stock, capital (deficit), and partners' capital (deficit), and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of Suburban Lodges' management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Suburban Lodges as of December 31, 1997 and 1996 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP

Atlanta, Georgia
February 20, 1998








                                F-2
Consolidated Balance Sheets

-------------------------------------------------------------------------------------------------------------------------
December 31                                                                                1997                  1996
-------------------------------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS:

Cash and cash equivalents                                                             $  62,650,048         $  78,340,278

Restricted cash                                                                          11,000,000                    --

Accounts receivable, trade-net of allowance for doubtful
 accounts $50,849 (1997), $12,500 (1996)                                                    193,322                95,158

Prepaid expenses and other assets                                                         3,257,483             1,075,057

Advances to affiliates                                                                           --                50,000

Prepaid income taxes                                                                        835,254                    --

Current deferred tax asset                                                                  218,053                55,026

-------------------------------------------------------------------------------------------------------------------------

Total current assets                                                                     78,154,160            79,615,519
=========================================================================================================================

NONCURRENT DEFERRED TAX ASSET                                                                    --               375,118

Other Noncurrent Assets                                                                   3,554,748               265,651

INVESTMENT IN FACILITIES-At cost:

Land                                                                                     19,894,011             4,351,868

Buildings and improvements                                                              108,012,604            31,069,119

Equipment                                                                                 5,857,306             1,414,595

Furniture and fixtures                                                                    6,272,884             2,405,849

Construction-in-progress                                                                 26,491,293            14,224,492
-------------------------------------------------------------------------------------------------------------------------
                                                                                        166,528,098            53,465,923

Less accumulated depreciation                                                            (5,382,957)           (2,721,819)
-------------------------------------------------------------------------------------------------------------------------
Net investment in facilities                                                            161,145,141            50,744,104
-------------------------------------------------------------------------------------------------------------------------
                                                                                       $242,854,049          $131,000,392
=========================================================================================================================

See notes to consolidated financial statements.


------------------------------------------------------------------------------------------------------------------------
December 31                                                                                1997                  1996
------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

Construction accounts payable                                                         $  4,610,971          $  2,025,518
Accounts payable, trade                                                                  1,613,900               758,209
Accrued expenses and other liabilities                                                   1,741,929               403,219
Income tax payable                                                                              --               228,083
Other current liabilities                                                                  649,955               391,862
------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                8,616,755             3,806,891
------------------------------------------------------------------------------------------------------------------------


LONG-TERM DEBT                                                                          25,000,000            15,000,000

NONCURRENT DEFERRED TAX LIABILITIES                                                         99,133                    --

OTHER NONCURRENT LIABILITIES                                                                85,936                    --
------------------------------------------------------------------------------------------------------------------------
    Total liabilities                                                                   33,801,824            18,806,891

SHAREHOLDERS' EQUITY:

Common stock                                                                               154,292               115,258
Additional paid-in capital                                                             200,159,769           110,063,881
Retained earnings (deficit)                                                              8,738,164             2,014,362
------------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                             209,052,225           112,193,501
------------------------------------------------------------------------------------------------------------------------
                                                                                      $242,854,049          $131,000,392
========================================================================================================================

See notes to consolidated financial statements.

                              F-4
CONSOLIDATED STATEMENTS OF OPERATIONS

---------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31                       1997                 1996             1995
---------------------------------------------------------------------------------------
REVENUE:
Room revenue                           $ 20,034,596         $  7,753,659     $ 4,431,164
Other facility revenue                    1,787,260              595,528         295,758
Franchise and other revenue               1,373,139              916,841         460,425
----------------------------------------------------------------------------------------
Total revenue                            23,194,995            9,266,028       5,187,347

COSTS AND EXPENSES:
Facility operating expenses              11,203,854            3,909,808       2,072,389
Corporate operating expenses              2,253,347            1,527,243         882,615
Related party consulting fees                   --                10,000          17,000
Depreciation and amortization             2,630,312              787,818         459,665
----------------------------------------------------------------------------------------
Total costs and expenses                 16,087,513            6,234,869       3,431,669

OPERATING INCOME                          7,107,482            3,031,159       1,755,678

INTEREST INCOME                           2,923,662              956,496              --

INTEREST EXPENSE                           (179,319)            (555,625)     (1,098,117)

OTHER INCOME                                200,472                   --              --
----------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAX
   (EXPENSE) BENEFIT                     10,052,297            3,432,030         657,561

INCOME TAX (EXPENSE) BENEFIT             (3,328,495)          (1,047,338)         19,611
----------------------------------------------------------------------------------------
NET INCOME                             $  6,723,802         $  2,384,692     $   677,172

PER SHARE AND SHARE INFORMATION:
Earnings per common share-basic        $       0.53
----------------------------------------------------------------------------------------
Pro forma earnings per common share                         $       0.31
----------------------------------------------------------------------------------------
Weighted average shares outstanding      12,692,902            6,923,956
----------------------------------------------------------------------------------------

See notes to consolidated financial statements.

                                  F-5
Consolidated Statements of Common Stock, Capital (Deficit), and
Partners' Capital (Deficit)

------------------------------------------------------------------------------------------------------------------------
                                                                Additional                      Partners'
                                        Common      Common        Paid-in        Capital         Capital         Total
                                        Shares       Stock        Capital       (Deficit)       (Deficit)        Capital
------------------------------------------------------------------------------------------------------------------------
Balance-December 31, 1994             3,730,453  $     15    $        999     $ (1,073,951)      $  381,417  $  (691,520)
Net income                                   --        --              --         (487,734)       1,164,906      677,172
Contributions from partners                  --        --              --               --          863,000      863,000
Distribution to partners                     --        --              --               --         (748,962)    (748,962)
------------------------------------------------------------------------------------------------------------------------
Balance-December 31, 1995             3,730,453        15             999       (1,561,685)       1,660,361       99,690
Net income                                   --        --              --        2,384,692               --    2,384,692
Distributions to partners                    --        --              --               --         (700,306)    (700,306)
Corporate organization                       --        --        (774,339)       1,191,355         (960,055)    (543,039)
Stock issuance on
    May 29, 1996,
    net of offering costs             4,817,376    85,480      58,206,034               --               --   58,291,514
Stock issuance on
    November 20, 1996,
    net of offering costs             2,977,983    29,763      52,631,187               --               --   52,660,950
------------------------------------------------------------------------------------------------------------------------
BALANCE-December 31, 1996            11,525,812   115,258     110,063,881        2,014,362               --  112,193,501
Net income                                             --              --        6,723,802               --    6,723,802
Stock issuance on
    February 28, 1997                   601,690     6,017      10,523,558               --               --   10,529,575
Stock issuance on May 29, 1997            1,725        17          29,983               --               --       30,000
Stock issuance on
    October 14, 1997,
    net of offering costs             3,300,000    33,000      79,542,347               --               --   79,575,347
------------------------------------------------------------------------------------------------------------------------
Balance-December 31, 1997            15,429,227  $154,292    $200,159,769     $  8,738,164        $      -- $209,052,225
========================================================================================================================

See notes to consolidated financial statements.

                               F-6
Consolidated Statements of Cash Flows

-------------------------------------------------------------------------------------------------------------------------------
Year Ended December 31                                                        1997                 1996               1995
-------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:

Net income                                                              $  6,723,802         $   2,384,692         $   677,172
Adjustments to reconcile net income
    to net cash provided  by operating activities:
    Depreciation                                                           2,630,312               787,819             459,665
    Changes in assets and liabilities:
    Trade receivables, net                                                   (98,164)              (32,663)            (24,121)
    Prepaid income taxes                                                    (835,254)
    Prepaid expenses and other assets                                     (2,182,426)             (957,436)            (66,303)
    Advances to affiliates                                                    50,000               (45,000)             (5,000)
    Current deferred tax asset                                              (163,027)              (21,415)            (19,611)
    Noncurrent deferred tax asset                                            375,118              (375,118)
    Deferred expenses, net                                                   (19,566)              388,893
    Accounts payable, trade                                                  855,691               675,840              16,070
    Accrued expenses                                                       1,338,710               224,041             177,607
    Accrued interest                                                          97,547               (43,186)             89,653
    Unearned franchise fees                                                  115,100               154,320
    Income taxes payable                                                    (228,083)              228,083
    Noncurrent deferred tax liability                                         99,133
-------------------------------------------------------------------------------------------------------------------------------
    Net cash provided by operating activities                              8,758,893             3,368,870           1,305,132

INVESTING ACTIVITIES:

Capital expenditures                                                     (89,862,739)          (37,838,378)         (5,336,007)
Construction accounts payable                                              2,585,453             1,480,916             544,602
Other                                                                     (2,800,000)
-------------------------------------------------------------------------------------------------------------------------------
    Net cash used in investing activities                                (90,077,286)          (36,357,462)         (4,791,405)

FINANCING ACTIVITIES:

Restricted cash                                                          (11,000,000)                   --                  --
Additions to loan closing costs                                             (469,531)             (250,000)           (141,545)
Proceeds from issuance of long-term debt                                  10,000,000            17,814,967           3,976,803
Principal payments on long-term debt                                     (12,470,420)          (14,981,894)           (275,538)
Advances from affiliates                                                          --                    --             123,763
Payments on advances from affiliates                                              --            (1,624,909)            (67,875)
Contributions from partners                                                       --                    --             863,000
Proceeds from stock issuance                                              79,884,266           120,765,000                  --
Offering costs                                                              (278,919)           (9,812,536)                 --
Redemption of minority interest and other distributions
    associated with the corporate organization                                    --              (543,039)                 --
Distributions to partners                                                         --              (700,306)           (748,962)
Payments on capital lease obligations                                        (37,233)              (25,845)            (23,144)
-------------------------------------------------------------------------------------------------------------------------------
    Net cash provided by financing activities                             65,628,163           110,641,438           3,706,502

NET CHANGE IN CASH AND CASH EQUIVALENTS                                  (15,690,230)           77,652,846             220,229

CASH AND CASH EQUIVALENTS:

    Beginning of year                                                     78,340,278               687,432             467,203
-------------------------------------------------------------------------------------------------------------------------------
    End of year                                                       $   62,650,048           $78,340,278       $     687,432
==============================================================================================================================

See notes to consolidated financial statements.

                               F-7
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------------------

as of December 31, 1997 and 1996 and for the Years Ended December
31, 1997, 1996, and 19951.

     1. CORPORATE ORGANIZATION, BASIS OF PRESENTATION, AND PUBLIC OFFERING TRANSACTIONS

BASIS OF PRESENTATION

On May 29, 1996, the Company completed an initial public offering of 3,795,000 shares of common stock for aggregate net proceeds of $58.2 million. Simultaneously with the offering Suburban Lodges of America, Inc. and its subsidiaries acquired seven existing hotels and four hotels under construction from related parties for $2,500,000 in cash and 875,062 shares of common stock (the "Corporate Organization"). The acquisition of the seven existing hotels and two of the construction hotels for common stock has been accounted for in a manner similar to a pooling of interests on the basis of common ownership and control. An additional two hotels under construction that were acquired for cash were recorded as a purchase on the basis of the cash price paid for the hotels. Additionally, other cash payments in the amount of $485,000 were made for the redemption of a minority partnership interest and other distributions associated with the Corporate Organization.

        The Company also acquired an operating hotel, Forest Park, from a third party for $3,800,000 in cash and, in addition, acquired two hotels under construction and two hotels in the development phase for $6,153,000. Such purchase price was paid by delivery of $900,000 in cash, 144,314 shares of common stock and the assumption of approximately $2.8 million of debt secured by such hotels. All hotels acquired from third-party sellers were recorded at the acquisition cost of the hotel.

        The hotels acquired from third parties, with the exception of the Forest Park hotel, were either under construction or in the development stage and had no operating results as of December 31, 1995 and through May 29, 1996. The following unaudited pro forma information gives effect to the acquisition of the Forest Park hotel assuming the acquisition had occurred on January 1, 1995.

--------------------------------------------------------------------------
          Year Ended December 31                 1996             1995
--------------------------------------------------------------------------

          Total revenue                     $  9,659,000       $ 5,978,000
          Net income                           2,071,000           386,000
--------------------------------------------------------------------------

        On May 29, 1996 as part of the Corporate Organization, the Company effected a stock split of approximately 2,518-for-1 to increase the number of outstanding shares to 3,730,453.
Authorized shares are 100,000,000.

        All outstanding long-term debt, capital lease obligations, and notes payable to related parties as of May 29, 1996 were repaid from the proceeds of the offering.

                               F-8
        The financial statements as of December 31, 1996 and for the year then ended reflect the effects of the above transactions.

        On November 20, 1996, the Company issued 2,977,983 shares for aggregate net proceeds of $53.0 million. On October 14, 1997, the Company issued 3,300,000 shares for aggregate net proceeds of $80.0 million.


NATURE OF OPERATIONS

Suburban Lodges develops, constructs, owns, and operates extended stay lodging hotels. Additionally, Suburban Lodges franchises the right to own and operate Suburban Lodge hotels to third parties. Third-party development, construction, and management services are available to such third-party franchisees on a fee basis.

        The hotels are primarily located in the Southeast with 12 company owned properties and 5 franchise properties located in the Atlanta, Georgia metropolitan area. Therefore, adverse events or conditions which affect those areas particularly (such as natural disasters or adverse changes in local economic conditions) could have a more pronounced negative impact on the operations of Suburban Lodges.


2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:


REVENUE RECOGNITION


Room and other hotel revenue is recognized as earned. Reserves are established for estimated unrecoverable amounts. The Company expensed as a provision for uncollectible accounts $38,349 and $12,500 during the years ended December 31, 1997 and 1996, respectively.

FRANCHISE REVENUE

Franchisees who executed Franchise Agreements prior to August 1, 1997, were required to pay an initial franchise fee of the greater of $25,000 or $190 per guest room. Additionally, these franchisees are required to pay an ongoing royalty of 3% of gross revenues. Franchise agreements signed after August 1, 1997 require an initial franchise fee of the greater of $30,000 or $225 per guest room and an ongoing royalty amount of 4% of gross revenue. In addition, all franchisees may be required to pay either advertising/marketing fees or reservation/referral fees. Initial franchise fees are recognized as revenue when the franchisee has commenced operations. Ongoing fees are recognized as revenue when earned. As of December 31, 1997, there were 17 franchises in operation and 15 franchises under construction.

                              F-9
INCOME TAXES

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

INVESTMENTS IN HOTELS

The hotels are stated at cost. Costs directly associated with the construction of the hotels are capitalized until the related project is substantially complete and ready for its intended use. Additions to hotels for the years ended December 31, 1997, and 1996 included $1,711,273 and $193,766, respectively, of interest on funds borrowed to finance construction. Depreciation through September 30, 1996 is computed using the straight-line method for buildings and the double-declining-balance method for equipment and fixtures. Hotel additions after September 30, 1996 are depreciated using the straight-line method. The estimated useful lives are as follows:

        Buildings               40 years
        Equipment                7 years
        Furniture and fixtures   7 years

        Maintenance and repairs are charged to operations as incurred; major renewals and betterments are capitalized. Upon the sale or disposition of a fixed asset, the asset and related accumulated depreciation are removed from the accounts, and the gain or loss is included in operations. Depreciation expense was $2,630,312, $710,293, and $434,713 for the years ended December
1997, 1996, and 1995, respectively.


CASH AND CASH EQUIVALENTS


CASH AND CASH EQUIVALENTS INCLUDE HIGHLY LIQUID INVESTMENTS WITH
MATURITIES OF THREE MONTHS OR LESS.

DEFERRED EXPENSES

Deferred expenses primarily consist of deferred loan costs and costs relating to initial operations. Amortization is computed using the straight-line method over the estimated lives of the assets as follows:

        Loan costs                       2-4 years
        Organization costs               4-5 years

        Accumulated amortization was $189,727, $46,308 and $81,356 at December 31, 1997, 1996, and 1995, respectively.

        Pre-opening costs are expensed as incurred.

                               F-10
SUPPLEMENTAL CASH FLOW INFORMATION

Included in the consolidated statements of cash flows are cash payments for interest, net of amounts capitalized, of $28,356, $598,811, and $1,008,464 for the years ended December 31, 1997, 1996, and 1995, respectively. There were no cash payments for income taxes for the year ended December 31, 1995. Cash paid for taxes during the years ended December 31, 1996 and 1997 were $844,300 and $4,097,500, respectively.

        During 1995, Suburban Lodges entered into a capital lease and capitalized the related asset and recorded the capital lease obligation of $11,435. This obligation was repaid in May 1996. The Company entered into capital leases during 1997 and capitalized the related asset and recorded the capital lease obligation of $131,382.

        In February 1997, the Company issued 601,690 shares of common stock and assumed $12,470,420 of debt to purchase four properties from a franchisee.

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

IMPAIRMENT OF LONG-LIVED ASSETS

The Company periodically assesses the recoverability of assets based on its expectations of future profitability and undiscounted cash flow of the related operations and, when circumstances dictate, adjusts the carrying value of the asset. These factors, along with management's plans with respect to the operations are considered in assessing the recoverability of property and equipment.

STOCK OPTIONS

SFAS 123, "Accounting for Stock-Based Compensation," defines a fair value based method of accounting for an employee stock option or similar equity instrument. This statement gives entities a choice of recognizing related compensation expense by adopting the new fair value method or to continue to measure compensation using the intrinsic value approach under Accounting Principles Board ("APB") Opinion 25. The Company has elected to continue using the measurement method prescribed by APB Opinion 25, and accordingly, this pronouncement did not affect the Company's financial position or results of operations.


                              F-11
EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board issued SFAS 128, "Earnings Per Share," which simplifies the standards for computing earnings per share ("EPS") information and makes the computation comparable to international EPS standards. SFAS 128 replaces the presentation of "primary" (and when required "fully diluted") EPS with a presentation of "basic" and "diluted" EPS. EPS-basic is computed based on net income divided by the weighted average common shares outstanding. EPS-diluted is computed by dividing net income by the weighted average common shares during the year plus the incremental shares that would have been outstanding under stock option plans. SFAS 128 was applied retroactively for 1996 and 1995. The effect of retroactive application was not material.

RECENT PRONOUNCEMENTS

In June 1997, the Financial Accounting Board issued SFAS 130, "Reporting Comprehensive Income," and SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," which are both effective no later than for the Company's 1998 fiscal year. Management believes that the adoption of these statements will not have a material effect on the Company's consolidated financial statements.

3.    EARNINGS PER SHARE

Earnings per share for the year ended December 31, 1997 was computed by dividing net income by the weighted average shares outstanding for the year. Diluted earnings per share are not presented because the effect of outstanding dilutive options is not material.

        Prior to May 28, 1996, the assets of the Company were owned and operated by Suburban Lodges of America, Inc. and its affiliates. The outstanding shares or other equity interests of the affiliates differ substantially from the shares of common stock of the Company outstanding after the initial public offering. Accordingly, the Company believes that the presentation of historical per share information may not be meaningful.

        Pro forma earnings per share for the year ended
December 31, 1996 have been calculated by dividing net income adjusted to provide for income taxes (approximately $1,287,011 for the year ended December 31, 1996) assuming a 37.5% effective tax rate by the weighted average number of shares of common stock deemed to be outstanding during the period. Prior to May 29, 1996, the Company was not fully subject to income taxes because it consisted of partnerships and limited liability companies; however, if they had been subject to income taxes, pro forma net income after taxes would have been approximately $2,145,019 and $410,976 for the years ended December 31, 1996 and 1995, respectively, assuming a 37.5% effective tax rate.

                              F-12
4.    Long-Term Debt

December 31                                1997           1996
-----------                                ----           ----
Line of credit                        $ 25,000,000   $ 15,000,000

Capital lease obligations (Note 5)         131,382            --
                                       -----------    -----------
                                        25,131,382     15,000,000
Less current portion                       126,446            --
                                       -----------    -----------

   Total                              $ 25,004,936   $ 15,000,000
                                        ==========     ==========

LINE OF CREDIT

The Company has obtained a $55 million Line of Credit with PNC Bank, Kentucky, Inc. ("PNC"), a commitment from PNC to increase the Line of Credit to $75 million and a further commitment, which is subject to obtaining other participating lenders, to increase the commitment to $150 million. The Line of Credit matures December 14, 2000 and bears interest, at the borrower's option, at (1) the higher of PNC's prime rate or the federal funds rate plus one half percent or (ii) the Euro-Rate plus 150 to 225 basis points, based upon a variable leverage ratio. The Line of Credit is secured by a collateral pool of properties. Restricted cash represents an additional collateral on the line of credit which will be released upon inclusion of certain real property assets in the collateral pool. The Company receives income on such deposit. The Line of Credit restricts, among other things, the incurrence of indebtedness, the sale of assets, the incurrence of liens, the concentration of facility locations, and the payment of cash dividends. In addition. the Company is required to satisfy, among other things, certain financial performance criteria, including minimum net worth levels and minimum levels of earnings before interest, taxes, depreciation, and amortization. As of December 31, 1997, the Company had $30 million available under the Line of Credit.

5.    CAPITAL LEASES

During 1997, certain equipment was leased under capital lease agreements expiring at varying times through 2000. Capitalized lease assets are amortized over the shorter of the useful life of the related asset or the lease term. The balances of capital lease assets and related accumulated amortization at December 31, 1997 are as follows:

                                                1997               1996
                                                ----               ----

Equipment                                   $  147,255        $  133,493
Less accumulated amortization                  (27,407)         (101,150)
                                            ----------        ----------
   Total                                    $  119,848        $   32,343
                                            ==========        ==========


                               F-13
6.    LEASES

Suburban Lodges leases satellite television equipment under operating leases expiring through August 1998. Satellite television rental expense was $268,900, $88,132, and $43,851 for the years ended December 31, 1997, 1996, and 1995, respectively.

        The Company had an operating lease for its corporate offices which expired on December 31, 1996. Total rental expense under this agreement was $37,644, and $36,040 for the years ended
December 31, 1996, and 1995, respectively.

        During 1996, the Company moved its corporate offices and entered into a new operating lease agreement. Total rental expense under this agreement for the year ended December 31, 1997 was $185,145.


        Minimum future rental payments under noncancellable operating leases having remaining terms in excess of one year as of December 31, 1997, for each year and in the aggregate, are as follows:

December 31

1998                      $  915,451
1999                         848,894
2000                         726,948
2001                         440,226
2002                         248,591
                           ---------
   Total                  $3,180,110
                           =========

7.    FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash equivalents, accounts receivable, accounts payable, and accrued liabilities reflected in the financial statements approximates fair value because of the short-term nature of these instruments. Based on the borrowing rates currently available to the Company for bank loans with similar terms and maturities, the Company estimates that the carrying value of its long-term debt approximates fair value.

8.    RELATED PARTY TRANSACTIONS

From time to time, the Company made advances to an officer of the Company. The balance outstanding under these advances was $50,000 at December 31, 1996. No amounts were outstanding at December 31, 1997.

        The Company paid consulting fees to a firm owned by an officer of the Company. Total payments were $10,000 for the year ended December 31, 1996. No payments were made during the year ended December 31, 1997.

                               F-14
9.    INCOME TAXES

Income taxes have been provided for under the provision of SFAS
109. No provision has been made for federal and state income taxes on the properties acquired from partnerships or limited liability companies because each partner's proportionate share of the partnership's or limited liability company's income or loss is passed through to be included on the individual tax returns of the partners or members (as the case may be).

        The components of the provision for income tax were as follows at December 31:

                                              1997              1996          1995
                                              ----              ----          ----
Current income tax expense                $ 3,018,091      $ 1,059,266    $  12,870
Deferred income tax expense (benefit)         310,404          (11,928)     (32,481)
                                           ----------        ---------      -------
   Total expense (benefit)                $ 3,328,495      $ 1,047,338    $ (19,611)

        The following is a reconciliation of the statutory rate to the effective rate of Suburban Lodges at December 31:

                                                          1997             1996       1995
                                                          ----             ----       ----
Statutory federal rate                                    34.0%            34.0%      34.0%
State income taxes                                         2.0              1.4        4.5
Effect of income not subject to tax                       (2.9)            (4.5)     (36.8)
Change in valuation allowance                               --               --       (4.2)
Other                                                       --             (0.4)        --
-------------------------------------------------------------------------------------------
   Effective tax rate                                     33.1%            30.5%      (2.5)%
-------------------------------------------------------------------------------------------

        The components of the net deferred tax asset were as follows at December 31:

                                                                                1997              1996
                                                                                ----              ----
Deferred tax assets
  Investment in facilities                                                        --            $375,118
  Unearned franchise fees                                                     $102,027                --
  Prepaid rent                                                                  96,724                --
  Allowance for doubtful accounts                                               19,302            55,026
                                                                              --------          --------
   Deferred tax assets                                                         218,053           430,144

  Deferred tax liabilities - Investment in facilities                           99,133                --
                                                                              --------          --------
  Net deferred tax asset                                                      $118,920          $430,144
                                                                              --------          --------

                                  F-15

10.  SHAREHOLDERS' EQUITY AND STOCK OPTION PLANS

Suburban Lodges had 15,429,227 and 11,525,812 shares of common stock having a par value of $0.01, outstanding at December 31, 1997 and 1996, respectively. Authorized shares were 100,000,000 shares at December 31, 1997 and 1996.


        On May 23, 1996, the Company granted options to acquire an aggregate of 400,000 shares of Common Stock at $17.00 to $18.70 per share under the Suburban Lodges of America, Inc. Stock Option and Incentive Award Plan (the "1996 Plan"). Such options become exercisable for 25% of the shares of Common Stock covered by the options on the first anniversary of the date of grant and an additional 25% on each anniversary of such date through the year 2000. There are 250,000 and 150,000 options exercisable for ten years and five years from the date of grant, respectively. Additionally, 4,500 options to acquire common stock at $17.00 were granted on May 23, 1996 under the Suburban Lodges of America, Inc. Nonemployee Directors' Stock Option and Fee Plan (the "Directors Plan"). Such shares vest on the first anniversary of grant and are exercisable for ten years from the date of grant. Directors also received an award of 1,000 shares of restricted Common Stock for an aggregate award of 3,000 shares.

        Effective January 31, 1997, the Company adopted the Suburban Lodges of America, Inc. Employee Stock Option Plan (the "1997 Plan"). Under the 1997 Plan, all employees otherwise not participating in either the 1996 Plan or the Directors Plan who work more than 25 hours per week are eligible to participate. The number of options granted to each employee is based on their annual salary. The options become exercisable for 25%of the shares of Common Stock covered by the options after eighteen months of service and an additional 25%on each anniversary. Options are exercisable for ten years from the date of grant.

        In October 1995, SFAS 123, "Accounting for Stock-Based Compensation" was issued. The adoption of the new recognition provisions for stock-based compensation expense included in SFAS 123 is optional; however, the pro forma effects on net income and earnings per share had the new recognition provisions been elected is required to be disclosed in the financial statements. Suburban Lodges has elected to follow the requirements of Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees," in its accounting for employee stock options; therefore, no impact on the Company's financial position and results of operations is expected. Had compensation cost for the 1996 Plan, Directors Plan and 1997 Plan been determined consistent with SFAS 123, "Accounting for Stock-Based Compensation," the Company's pro forma net income and earnings per share for 1997 would have been $6,228,454 million and $.49, respectively.

        Under the terms of the plans, 750,000, 100,000 and 500,000 shares of the Company's common stock were reserved for issuance under the 1996 Plan, Directors Plan and 1997 Plan, respectively. At December 31, 1997, 350,000, 93,500 and 121,279
shares were available for future grant under the 1996 Plan, Directors Plan, and 1997 Plan, respectively. Stock option transactions are summarized as follows:

                              F-16

DIRECTORS PLAN
---------------------------------------------------------------------------------------------------------------------------------
                                                         1997                                             1996
                                         ------------------------------------------   -------------------------------------------
                                                      Exercise       Weighted Avg.                    Exercise     Weighted Avg.
                                         Shares   Price Per Share   Exercise Price    Shares      Price Per Share  Exercise Price
                                         ------------------------------------------   -------------------------------------------
Options outstanding as of January 1       4,500        $17.00           $17.00         --                --                --
Granted                                   1,725         21.38            21.38       4,500             $17.00          $17.00
Forfeited                                    --            --               --          --               --                --
                                         ----------------------------------------    ------------------------------------------
Options outstanding as of December 31     6,225 $17.00 to $21.38        $18.21       4,500             $17.00          $17.00
Options exercisable as of December 31     1,125        $17.00           $17.00          --
                                         =========================================   ==========================================
Weighted-average fair value of options
   granted during the year                $9.47                                      $7.31
                                          =====                                      =====
1996 Plan
--------------------------------------------------------------------------------------------------------------------------------

                                                         1997                                             1996
                                         ------------------------------------------    -------------------------------------------
                                                      Exercise       Weighted Avg.                    Exercise     Weighted Avg.
                                         Shares   Price Per Share   Exercise Price    Shares      Price Per Share  Exercise Price


Options outstanding as of January 1     400,000    $17.00 to $18.70       $17.68          --               --               --
Granted                                      --            --                 --     400,000      $17.00 to $18.70      $17.68
Forfeited                                    --            --                 --          --               --               --
                                        -----------------------------------------    ------------------------------------------
Options outstanding as of December 31   400,000    $17.00 to $18.70        17.68     400,000      $17.00 to $18.70      $17.68
                                        =========================================    ==========================================

Options exercisable as of December 31   100,000    $17.00 to $18.70       $17.64          --
                                        ========================================      ======
Weighted-average fair value of options
   granted during the year                                                             $7.05
                                                                                      ======
1997 PLAN
-----------------------------------------------------------------------------------------------
                                                              1997
                                         --------------------------------------
                                                                  Weighted Avg.
                                             Shares              Exercise Price
                                         --------------------------------------
Options outstanding as of January 1              --                   --
Granted                                      378,721                $20.81
Forfeited                                        --                   --
                                             -----------------------------
Options outstanding as of December 31        378,721                $20.81
                                             =============================

Options exercisable as of December 31            --
                                             =======
Weighted-average fair value of options
   granted during year                         $9.15
                                             =======

                               F-17
The following table summarizes information about the 1997 Plan stock options outstanding at 12/31/97

                                               Options  Outstanding                     Options Exercisable
                             -----------------------------------------------     -------------------------------
                                Number      Weighted Avg.      Weighted Avg.        Number      Weighted Average
                             Outstanding      Remaining          Exercise        Exercisable       Exercise
Range of Exercise Prices      at 12/31/97    Contractual Life     Price         at 12/31/97         Price
----------------------------------------------------------------------------------------------------------------
$10.9521 to $13.6900           22,433            10             $13.1513              --              --
$13.6901 to $16.4280           11,613            8.4             15.6715              --              --
$16.4281 to $19.1660          116,300            9.2             18.1733              --              --
$19.1661 to $21.9040           82,948            9.5             20.0851              --              --
$21.9041 to $24.6420           65,026            9.9             23.8282              --              --
$24.6421 to $27.3800           80,401            9.8             25.8117              --              --
                             -----------------------------------------------------------------------------
                              378,721            9.6            $20.8104              --              --
                             -----------------------------------------------------------------------------

        All stock options are granted at fair market value of the Common Stock at the grant date. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1997 and 1996:

                                                 1997                           1996
                                      --------------------------      -----------------------------
                                      1997 Plan   Directors Plan      1996 Plan      Directors Plan
                                      -------------------------------------------------------------
Risk free interest rate                     6.0%           6.0%             6.3%            6.2%
Expected dividend yield                       0%             0%               0%              0%
Expected life                         4.5 years      4.5 years           4.0 years     4.0 years
Expected volatility                        43.3%          43.3%            46.0%           45.0%
                                      -------------------------------------------------------------

        The outstanding stock options at December 31, 1997 have a weighted average contractual life of 9.7, 8.4 and 9.6 years for the Directors Plan, 1996 Plan and 1997 Plan, respectively.

11.  CONTINGENCY

The Company is a defendant in certain shareholder litigation related to the Company's stock offering on October 14, 1997. Management believes the claims are without merit and intends to vigorously defend such litigation. It is the opinion of management that the outcome of such litigation will not have a material effect on the financial position, results of operations, or cash flows of the Company; however, the outcome of such litigation cannot presently be determined.

                               F-18
12.  SELECTED QUARTERLY FINANCIAL DATA - (UNAUDITED)
Quarterly financial data for the years ended December 31, 1997 and 1996 are as follows:

--------------------------------------------------------------------------------------------
1997                               First          Second            Third           Fourth
--------------------------------------------------------------------------------------------
Total revenue                   $3,922,664      $5,645,669       $7,004,573    $   6,622,089
Operating income                 1,187,984       2,093,666        2,577,032        1,248,800
Net income                       1,257,181       1,776,064        2,125,936        1,564,621
Earnings per share                   0.11             0.15             0.18             0.11
--------------------------------------------------------------------------------------------

1996

Total revenue                   $1,669,323      $2,083,534        $2,660,166    $   2,853,005
Operating income                   620,470         846,368           945,677          618,644
Net income                         307,629         591,171           721,140          764,752
Pro forma earnings per share          0.06            0.08
Earnings per share                                                      0.08             0.08

                            SIGNATURES

   Pursuant to the requirements of Section 13 or 15(a) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Atlanta, State of Georgia, on the 30th day of March, 1998.

                                  SUBURBAN LODGES OF AMERICA, INC.


                                  By: /s/ David E. Krischer
                                      David E. Krischer
                                      Chairman of the Board, Chief
                                      Executive Officer and President


   Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company in the capacities set forth and on the 30th day of March, 1998.

           Signature                         Position
           ---------                         ---------

  /s/  David E. Krischer         Chairman of the Board, Chief
       David E. Krischer         Executive Officer, President
                                 and Director (Principal
                                 Executive Officer)

 /s/  Dan J. Berman              Vice President - Franchising
      Dan J. Berman              and Director

 /s/  Terry J. Feldman           Vice President and Chief
      Terry J. Feldman           Financial Officer (Principal
                                 Financial and Accounting
                                 Officer)

 /s/  James R. Kuse              Director
      James R. Kuse

 /s/  Michael McGovern           Director
      Michael McGovern

 /s/ John W. Spiegel             Director
     John W. Spiegel