Form 10-Q
period 1998-03-31
SUBURBAN LODGES OF AMERICA INC
filed 1998-05-01
CIK 1011449

UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                         Washington, D. C. 20549

                                FORM 10-Q

(Mark One)
/X/          QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
               OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended March 31, 1998

                                    OR

/ /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
               OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period  from __________ to __________

                     Commission File Number:  0-28108

                     Suburban Lodges of America, Inc.
           ------------------------------------------------------
           (Exact Name of registrant as specified in its charter)

       Georgia                                58-1781184
------------------------          ---------------------------------
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

                                15,429,227

                     Suburban Lodges of America, Inc.

                                  INDEX

PART I.  FINANCIAL INFORMATION
                                                                           PAGE
Item 1.  Financial Statements

         Consolidated Balance Sheets at December 31, 1997
         and March 31, 1998 (unaudited)                                       3

         Consolidated Statements of Operations for the three
         month periods ended March 31, 1997 and March 31, 1998
         (unaudited)                                                          4

         Statements of Cash Flows for the three month periods
         ended March 31, 1997 and March 31, 1998 (unaudited)                  5

         Notes to Financial Statements                                        6

Item 2.  Management's Discussion and Analysis of Financial Condition and    7-8
         Results of Operations

PART II.  OTHER INFORMATION AND SIGNATURES

          Signatures                                                          9

                                  SUBURBAN LODGES OF AMERICA, INC.
                                     CONSOLIDATED BALANCE SHEETS

                                                                                     (Unaudited)
                                                                 December 31,         March 31,
                                                                     1997               1998
                                                                --------------     --------------
                                             ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                     $   62,650,048     $   40,571,945
  Restricted cash                                                   11,000,000         21,000,000
  Accounts receivable, trade                                           193,322            314,678
  Prepaid and other assets                                           3,257,843          3,799,730
    Prepaid income taxes                                               835,254
  Current deferred tax asset                                           218,053            218,053
                                                                --------------     --------------
      Total current                                                 78,154,160         65,904,406
                                                                --------------     --------------

OTHER NONCURRENT ASSETS                                              3,554,748          5,053,033

INVESTMENT IN FACILITIES-at cost:
   Land                                                             19,894,011         23,071,178
   Buildings and improvements                                      108,012,604        123,853,563
   Equipment                                                         5,857,306          6,663,544
   Furniture and fixtures                                            6,272,884          7,284,184
   Construction in progress                                         26,491,293         28,601,209
                                                                --------------     --------------
                                                                   166,528,098        189,473,678
   Less accumulated deprecieation                                   (5,382,957)        (6,465,304)
                                                                --------------     --------------
      Net investment in facilities                                 161,145,141        183,008,374
                                                                --------------     ---------------

                                                                $  242,854,049     $  253,965,813
                                                                ==============     ===============


                                      LIABILITIES AND SHAREHOLDERS' EQUITY


CURRENT LIABILITIES:
   Accounts payable, trade                                      $    1,613,900     $      502,522
   Construction accounts payable                                     4,610,971          4,186,579
   Accrued expenses and other liabilities                            1,741,929          2,023,759
   Notes payable, bank                                                                 10,000,000
     Income taxes payable                                                                 185,892
   Other current liabilities                                           649,955            573,760
                                                                --------------     --------------
   Total current                                                     8,616,755         17,472,512


LONG-TERM DEBT                                                      25,000,000         25,000,000
NONCURRENT DEFERRED TAX LIABILITIES                                     99,133             99,133
OTHER NONCURRENT LIABILITIES                                            85,936             85,936
                                                                --------------     --------------
   Total liabilities                                                33,801,824         42,657,581


SHAREHOLDERS' EQUITY:
  Common Stock                                                         154,292            154,292
  Additional paid-in capital                                       200,159,769        200,159,769
  Retained earnings                                                  8,738,164         10,994,171
                                                                --------------     --------------
   Total capital                                                   209,052,255        211,308,232
                                                                --------------     --------------
                                                                $  242,854,049     $  253,965,813
                                                                ==============     ==============

See accompanying notes to financial statements

                                  SUBURBAN LODGES OF AMERICA, INC.
                               CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     (Unaudited)
                                                                 Three Months Ended
                                                        March 31, 1997          March 31, 1998
                                                        --------------          --------------
REVENUE:
      Room revenue                                         $3,449,567              $8,233,588
      Other hotel revenue                                     237,927                 428,594
      Franchise and other revenue                             235,170                 383,287
                                                          -----------             -----------
           Total revenue                                    3,922,664               9,045,469
                                                          -----------              ----------

COSTS AND EXPENSES:
      Hotel operating expenses                              1,867,721               4,568,877
      Corporate operating expenses                            400,959                 757,584
      Depreciation and amortization                           448,627               1,082,994
                                                          -----------              ----------
           Total costs and expenses                         2,717,307               6,409,455
                                                          -----------              ----------

OPERATING INCOME                                            1,205,357               2,636,014

INTEREST INCOME                                               769,972                 834,969
INTEREST EXPENSE                                              (18,620)                (62,397)
                                                          -----------              ----------
                                                            1,956,709               3,408,586

INCOME TAX EXPENSE                                           (699,528)             (1,153,570)
                                                          -----------              ----------

NET INCOME                                                 $1,257,181               2,255,016
                                                          ===========              ==========

Earnings per common share-basic and diluted                $     0.11              $     0.15
                                                          ===========              ==========
Weighted average shares
 outstanding                                               11,733,061              15,429,227
                                                          ===========              ==========

See accompanying notes to financial statements

                                  SUBURBAN LODGES OF AMERICA, INC.
                                        STATEMENTS OF CASH FLOWS

                                                                                             (Unaudited)
                                                                                    Three Months Ended March 31
                                                                                         1997           1998
                                                                                    ------------     -----------
OPERATING ACTIVITIES:

Net income                                                                          $  1,257,181       2,255,016
Adjustments to reconcile net income to
  net cash provided by operating activities:
  Depreciation and amortization                                                          466,000       1,082,994
  Changes in assets and liabilities:
     Trade receivables, net                                                              (11,125)       (121,356)
     Prepaid expenses and other assets                                                  (214,726)       (542,247)
     Advances to affiliates                                                               24,000              --
     Current deferred tax asset                                                          (10,000)             --
     Other noncurrent assets                                                            (145,500)     (1,498,285)
     Accounts payable, trade                                                             (70,806)     (1,111,378)
     Accrued expenses                                                                    409,113         281,830
     Noncurrent deferred tax liability                                                    64,003
     Other current liabilities                                                           (21,564)        (76,195)
     Income taxes payable                                                                398,919       1,021,146
                                                                                    ------------      ----------
          Net cash provided by operating activities                                    2,145,495       1,291,525
                                                                                    ------------      ----------

INVESTING ACTIVITIES:
     Construction accounts payable                                                    (1,746,056)       (424,392)
     Capital expenditures                                                            (10,278,817)    (22,945,236)
                                                                                    ------------      ----------
           Net cash used in investing activities                                     (12,024,873)    (23,369,628)
                                                                                    ------------      ----------
FINANCING ACTIVITIES:
     Repayment of debt from acquisition properties                                   (12,470,420)
     Offering costs                                                                      (28,184)
     Restricted cash                                                                                 (10,000,000)
     Notes payable, bank                                                                              10,000,000
                                                                                    ------------      ----------
          Net cash provided by
            financing activities                                                     (12,498,604)             --
                                                                                    ------------      ----------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                              (22,377,982)    (22,078,103)

CASH AND CASH EQUIVALENTS AT
     BEGINNING OF PERIOD                                                              78,340,278      62,650,048
                                                                                    ------------      ----------
CASH AND CASH EQUIVALENTS AT
     END OF PERIOD                                                                  $ 55,962,296     $ 40,571,945
                                                                                    ============     ============

                See accompanying notes to financial statements

                     Suburban Lodges of America, Inc.
                      Notes to Financial Statements
                               (Unaudited)


1.   BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements have been omitted. In the opinion of management, all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of financial position and results of operations have been made. These interim financial statements should be read in conjunction with the consolidated historical financial statements and notes thereto, presented in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

All significant inter company balances and transactions have been eliminated.


2.   EARNINGS PER SHARE

     Earnings per common share for the three month periods ended
March 31, 1998 and 1997 are computed by dividing net income by the weighted average shares outstanding for the period.

3.   CONTINGENCY

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

4.   RELATED PARTY TRANSACTIONS




5.   RECLASSIFICATIONS

     Certain prior year balances have been reclassified to conform to the current year presentation.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS


COMPANY-OWNED HOTEL STATISTICS BY REGION FOR THE
QUARTER ENDED MARCH 31, 1998

                         AWR    Occupancy   REVPAR
                        --------------------------

Mid Atlantic Region     159.90    80.7%     129.36

Midwest Region          152.84    63.2%      97.04

Southeast Region        165.87    86.7%     143.01

West Region             179.88    53.4%      95.84


COMPARISON OF THE QUARTER ENDED MARCH 31, 1998 TO THE QUARTER
ENDED MARCH 31, 1997

     Total revenue for the quarter ended March 31, 1998 was approximately $9,045,000, which was an increase of $5,123,000, or 131%, over the quarter ended March 31, 1997. Room revenue for the quarter increased by approximately $4,784,000, of which approximately $3,689,000 was attributable to the opening and full quarter to date results of the 21 hotels which were not open a full year as of March 31, 1998. In addition, approximately $1,095,000 in revenue was attributable to hotels open more than one year as of March 31, 1998 (hotels open more than a year as of a particular date are identified as "mature hotels"). Approximately $690,000 of this increase relates to the acquisition of four existing hotels by the Company on February 28, 1997. The increase in mature hotel room revenue reflects the addition of 2 hotels, an increase in the average weekly rate ("AWR") from $151.41 to $159.27, and a decrease in occupancy of (3.8)%. Occupancy for all Company hotels decreased from 84.5% to 76.3%; however, the AWR for all Company hotels increased from $157.19 to $161.07. In addition, other hotel revenues increased approximately $191,000 for the quarter ended March 31, 1998, compared to the quarter ended March 31, 1997.

     Franchise and other revenue from corporate operations for the quarter ended March 31, 1998, which includes management, franchise and development revenue, was approximately $383,000, compared to $235,000 for the quarter ended March 31, 1997. Management fees increased $31,000 as a result of fees earned on six agreements to manage hotels for franchisees. Franchise revenue for the quarter increased approximately $40,000, from $160,000 in 1997 to $200,000 in 1998. The franchise revenue for the quarter ended March 31, 1998 reflects $79,000 in initial franchise fees, representing three hotel openings compared to $79,000 and three hotel openings in the quarter ended March 31, 1997, and an increase of $40,000 in royalties and other charges on open hotels. Development and construction revenue increased approximately $73,000 as a result of fees earned on five agreements to develop hotels for franchisees.

     Hotel operating expenses increased approximately $2,701,000, or 145%, to approximately $4,569,000 for the quarter ended March 31, 1998, from approximately $1,868,000 for the quarter ended March 31, 1997. The majority of this increase, or approximately $2,276,000, pertains to the opening and quarter to date expenses for the 21 hotels which were not open a full year as of March 31, 1998. In addition, approximately $425,000 is attributable to hotels open more than one year, of which $322,000 of the increase pertains to the four hotels acquired in February 1997. Hotel operating margins at all Company hotels decreased from 49.3% to 47.3% from March 31, 1997 to March 31, 1998, reflecting the fixed overhead related to property operations during the ramp-up period including 21 properties open less than twelve full months.

     Corporate operating expenses increased $357,000, or
approximately 89%, to $758,000, due to the   additional staffing
in the financial, management, training and marketing segments of the business, as well as office rent, travel expenses, insurance, legal and professional fees. Depreciation increased to $1,083,000 from approximately $449,000 as a result of the hotels opened or acquired since March 31, 1997. Interest expense increased to $62,000 for the quarter ended March 31, 1998. This increase reflects loan amortization costs associated with the Company's line of credit (the "Line of Credit") with PNC Bank, Kentucky, Inc. ("PNC").

     Excess funds were invested to generate interest income for the quarter ended March 31, 1998 of approximately $835,000 compared to $770,000 for the quarter ended March 31, 1997. The increase in interest income of approximately $65,000 was due to higher invested cash balances partially resulting from borrowings under the Line of Credit. Income tax expense increased by $454,000 compared to the comparable period in 1997. The effective tax rate of 34% for the quarter ended March 31, 1998 is the result of tax-free interest income of approximately $207,000 and other tax related factors.

LIQUIDITY AND CAPITAL RESOURCES


     On October 14, 1997, the Company received approximately $79.9 million in net proceeds in connection with the public offering of 3,300,000 shares of the Company's common stock (the "October Offering"). On February 28, 1997, the Company acquired four Suburban Lodge hotels from certain of its franchisees and their affiliates and utilized approximately $12.5 million in cash to pay off the existing debt related to such hotels. As of March 31, 1998 the Company had approximately $41 million in cash and cash equivalents and had borrowed $25 million under the Line of Credit and $10 under a separate note payable to the bank. These funds are targeted for future acquisitions and construction and development of additional hotels.

     The Company anticipates that the total cost to complete construction of the 24 Company-owned hotels expected to open by the end of 1998 will be approximately $67 million. The Company intends to fund the development and construction of these hotels with existing cash balances, and cash flow from operations. While the Company anticipates that there may be some markets where, due to a number of factors (such as the increased cost of using union subcontractors), its development costs will be higher, overall the Company anticipates that in the immediate future a typical 136-guest room Suburban Lodge hotel will cost approximately $4 million (approximately $28,000 to $30,000 per guest room).

     The Company has obtained a commitment from PNC to increase the Line of Credit to $75 million and a preliminary agreement from its lenders to increase the Line of Credit to $150 million, which is subject to obtaining other participating lenders and the satisfaction of other conditions. The Line of Credit matures December 14, 2000 and bears interest, at the Company's option, at
(i) the higher of PNC's prime rate or federal funds rate plus one half percent or (ii) the Euro-Rate plus 150-225 basis points, based upon a variable leverage ratio. The Line of Credit is secured by a collateral pool of properties. Restricted cash represents an additional collateral on the line of credit which will be released upon inclusion of certain real property assets in the collateral pool. The Company receives income on such deposit. The Line of Credit restricts, among other items, the incurrence of indebtedness, the sale of assets, the incurrence of liens, the concentration of hotel locations, and the payment of any cash dividends. In addition, the Company is required to satisfy, among other items, certain financial performance criteria, including minimum net worth levels and minimum levels of earnings before interest, taxes, depreciation and amortization. As of March 31, 1998 the Company had $30 million available under the Line of Credit, pending the inclusion of 12 additional properties in the collateral pool.

     In the future, the Company may seek to increase the amount of its credit facilities, negotiate additional credit facilities or issue corporate debt or equity securities. Any debt incurred or issued by the Company may be secured or unsecured, fixed or variable rate interest and may be subject to such terms, as the Board of Directors of the Company deems prudent.

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



                              Suburban Lodges of America, Inc.


Date: April 29, 1998           By:  /s/ DAVID E. KRISCHER
                                     David E. Krischer
                                     Chairman of the Board,
                                     President
                                     Chief Executive Officer



Date: April 29, 1998           By:  /s/ TERRY J. FELDMAN
                                     Terry J. Feldman
                                     Vice President
                                     Chief Financial Officer
                                     (Principal Financial Officer)