Form 10-Q/A
period 1998-03-31
SUBURBAN LODGES OF AMERICA INC
filed 1998-06-03
CIK 1011449

UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                         Washington, D. C. 20549

                                FORM 10-Q

                            Amendment No. 1

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

YES / X /  NO /  /


     Number of shares of Common Stock, $.01 par value, outstanding as of March 31, 1998:

                                15,429,227

                                  SUBURBAN LODGES OF AMERICA, INC.
                                     CONSOLIDATED BALANCE SHEETS

                                                                                     (Unaudited)
                                                                 December 31,         March 31,
                                                                     1997               1998
                                                                --------------     --------------
                                             ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                     $   62,650,048     $   40,571,945
  Restricted cash                                                   11,000,000         21,000,000
  Accounts receivable, trade                                           193,322            314,678
  Prepaid and other assets                                           3,257,843          3,799,730
    Prepaid income taxes                                               835,254
  Current deferred tax asset                                           218,053            218,053
                                                                --------------     --------------
      Total current                                                 78,154,160         65,904,406
                                                                --------------     --------------
OTHER NONCURRENT ASSETS                                              3,554,748          5,053,033

INVESTMENT IN FACILITIES-at cost:
   Land                                                             19,894,011         23,071,178
   Buildings and improvements                                      108,012,604        123,853,563
   Equipment                                                         5,857,306          6,663,544
   Furniture and fixtures                                            6,272,884          7,284,184
   Construction in progress                                         26,491,293         28,601,209
                                                                --------------     --------------
                                                                   166,528,098        189,473,678
   Less accumulated deprecieation                                   (5,382,957)        (6,465,304)
                                                                --------------     --------------
      Net investment in facilities                                 161,145,141        183,008,374
                                                                --------------     ---------------
                                                                $  242,854,049     $  253,965,813
                                                                ==============     ===============

                                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable, trade                                      $    1,613,900     $      502,522
   Construction accounts payable                                     4,610,971          4,186,579
   Accrued expenses and other liabilities                            1,741,929          2,023,759
   Notes payable, bank                                                                 10,000,000
     Income taxes payable                                                                 185,892
   Other current liabilities                                           649,955            573,760
                                                                --------------     --------------
   Total current                                                     8,616,755         17,472,512

LONG-TERM DEBT                                                      25,000,000         25,000,000
NONCURRENT DEFERRED TAX LIABILITIES                                     99,133             99,133
OTHER NONCURRENT LIABILITIES                                            85,936             85,936
                                                                --------------     --------------
   Total liabilities                                                33,801,824         42,657,581

SHAREHOLDERS' EQUITY:
  Common Stock                                                         154,292            154,292
  Additional paid-in capital                                       200,159,769        200,159,769
  Retained earnings                                                  8,738,164         10,994,171
                                                                --------------     --------------
   Total capital                                                   209,052,255        211,308,232
                                                                --------------     --------------
                                                                $  242,854,049     $  253,965,813
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

4.   RELATED PARTY TRANSACTIONS

     During the quarter ended March 31, 1998, the Company entered into a venture to develop one hotel with, and in which, a director owns a minority interest. As of March 31, 1998, the Company has made an equity investment of $30,000 and has committed to make total equity investment of $200,000. The remaining unfunded investment of $170,000 is in the form of a note payable to the venture, bears interest at 6% per annum and is recorded as a current liability at March 31, 1998.


5.   RECLASSIFICATIONS

     Certain prior year balances have been reclassified to conform to the current year presentation.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS


COMPANY-OWNED HOTEL STATISTICS BY REGION FOR THE
QUARTER ENDED MARCH 31, 1998

                         AWR    Occupancy   REVPAR
                        --------------------------

Mid Atlantic Region    $159.90    80.7%    $129.36

Midwest Region          152.84    63.2%      97.04

Southeast Region        165.87    86.7%     143.01

West Region             179.88    53.4%      95.84
                       -------    ----     -------

All Company-Owned      $161.07    76.3%    $123.04
                       =======    ====     =======
All Mature
  Company-Owned        $159.27    89.8%    $143.03
                       =======    ====     =======


COMPARISON OF THE QUARTER ENDED MARCH 31, 1998 TO THE QUARTER
ENDED MARCH 31, 1997

     Total revenue for the quarter ended March 31, 1998 was approximately $9,045,000, which was an increase of $5,123,000, or 131%, over the quarter ended March 31, 1997. Room revenue for the quarter increased by approximately $4,784,000, of which approximately $3,689,000 was attributable to the opening and full quarter to date results of the 21 hotels which were not open a full year as of March 31, 1998. In addition, approximately $1,095,000 in revenue was attributable to hotels open more than one year as of March 31, 1998 (hotels open more than a year as of a particular date are identified as "mature hotels"). Approximately $690,000 of this increase relates to the acquisition of four existing hotels by the Company on February 28, 1997. The increase in mature hotel room revenue reflects the addition of 2 hotels, an increase in the average weekly rate ("AWR") from $151.41 to $159.27, and a decrease in occupancy of 3.8%. Occupancy for all Company hotels decreased from 84.5% to 76.3%; however, the AWR for all Company hotels increased from $157.19 to $161.07. In addition, other hotel revenues increased approximately $191,000 for the quarter ended March 31, 1998, compared to the quarter ended March 31, 1997.

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


LIQUIDITY AND CAPITAL RESOURCES


     On October 14, 1997, the Company received approximately $79.9 million in net proceeds in connection with the public offering of 3,300,000 shares of the Company's common stock (the "October Offering"). On February 28, 1997, the Company acquired four Suburban Lodge hotels from certain of its franchisees and their affiliates and utilized approximately $12.5 million in cash to pay off the existing debt related to such hotels. As of March 31, 1998 the Company had approximately $41 million in cash and cash equivalents and had borrowed $25 million under the Line of Credit and $10 million under a separate note payable to the bank. These funds are targeted for future acquisitions and construction and development of additional hotels.

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



                              Suburban Lodges of America, Inc.


Date: June 2, 1998             By:  ___________________________
                                     David E. Krischer
                                     Chairman of the Board,
                                     President
                                     Chief Executive Officer



Date: June 2, 1998             By:  ___________________________
                                     Terry J. Feldman
                                     Vice President
                                     Chief Financial Officer
                                     (Principal Financial Officer)