Form 10-Q
period 1998-06-30
SUBURBAN LODGES OF AMERICA INC
filed 1998-08-14
CIK 1011449

UNITED STATES

                SECURITIES AND EXCHANGE COMMISSION

                     Washington, D. C. 20549

                            FORM 10-Q

(Mark One)
   / X/       QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
               OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended June 30, 1998

                                OR

  /   / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
              OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to __________

                 Commission File Number:  0-28108

                   Suburban Lodges of America, Inc.
         -----------------------------------------------------
        (Exact Name of registrant as specified in its charter)

        Georgia                                 58-1781184
-----------------------               ---------------------------------
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

     Number of shares of Common Stock, $.01 par value, outstanding as of June 30, 1998:

                            15,431,072

                 Suburban Lodges of America, Inc.

                              INDEX

PART I.  FINANCIAL INFORMATION
                                                                      PAGE
Item 1.  Financial Statements

     Consolidated Balance Sheets at December 31, 1997
        and June 30, 1998 (unaudited)                                   3

     Consolidated Statements of Operations for the three month
        and six month periods ended  June 30, 1997 (unaudited)
        and June 30, 1998 (unaudited)                                   4

     Consolidated Statements of Cash Flows for the six month
        periods ended June 30, 1997 (unaudited) and June 30, 1998
        (unaudited)                                                      5

     Notes to Consolidated Financial Statements                          6


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                             7-10

PART II.  OTHER INFORMATION AND SIGNATURES

Item 1.  Legal Proceedings                                               10

Item 4.  Submission of Matters to or Vote of Security Holders            10

Item 5.  Other Information                                               11

Item 6.  Exhibits and Reports on Form 8-K                                11

     Signatures                                                          11


     Exhibit Index                                                       12

Part 1.   Financial Information
Item 1.  Financial Information

                            Suburban Lodges of America, Inc.
                               Consolidated Balance Sheets

                                                                                       (Unaudited)
                                                                 December 31,            June 30,
                                                                     1997                  1998
                                                                 ------------          -----------
                                           ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                     $  62,650,048        $  40,047,713
  Restricted cash                                                  11,000,000               -
  Accounts receivable, trade - net of                                 193,322              586,320
    allowance for doubtful accounts
  Prepaid expenses and other assets                                 3,257,483            4,182,559
  Prepaid income taxes                                                835,254              835,254
  Current deferred tax asset                                          218,053              218,053
                                                                -------------        -------------
      Total current assets                                         78,154,160           45,869,899
                                                                -------------        -------------

OTHER NONCURRENT ASSETS                                             3,554,748            5,346,259

INVESTMENT IN FACILITIES- at cost:
  Land                                                             19,894,011           25,383,990
  Buildings and improvements                                      108,012,604          133,805,052
  Equipment                                                         5,857,306            7,709,534
  Furniture and fixtures                                            6,272,884            7,655,722
  Construction-in-progress                                         26,491,293           43,940,877
                                                                -------------        -------------
                                                                  166,528,098          218,495,175
  Less accumulated depreciation                                    (5,382,957)          (7,616,953)
                                                                -------------        -------------
      Net investment in facilities                                161,145,141          210,878,222
                                                                -------------        -------------
                                                                $ 242,854,049        $ 262,094,380
                                                                =============        =============


                             LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Construction accounts payable                                 $   4,610,971        $   6,246,313
  Accounts payable, trade                                           1,613,900            1,134,089
  Accrued expenses and other                                        1,741,929            2,845,338
  Income taxes payable                                                                   1,666,758
  Other current liabilities                                           649,955              505,338
                                                                -------------        -------------
      Total current liabilities                                     8,616,755           12,397,836

LONG-TERM DEBT                                                     25,000,000           35,000,000
NONCURRENT DEFERRED TAX LIABILITIES                                    99,133               99,133
OTHER NONCURRENT LIABILITIES                                           85,936               85,936
                                                                -------------        -------------
      Total liabilities                                            33,801,824           47,582,905

SHAREHOLDERS' EQUITY:
  Common stock                                                        154,292              154,310
  Additional paid-in capital                                      200,159,769          200,189,751
  Retained earnings                                                 8,738,164           14,167,414
                                                                -------------        -------------
      Total capital                                               209,052,225          214,511,475
                                                                -------------        -------------
                                                                $ 242,854,049        $ 262,094,380
                                                                =============        =============

See accompanying notes to consolidated financial statements.

                                              Suburban Lodges of America, Inc.
                                           Consolidated Statements of Operations

                                           (Unaudited)                          (Unaudited)
                                       Three Months Ended                    Six Months Ended
                                 June 30, 1997     June 30, 1998       June 30, 1997      June 30, 1998
                                 -------------     -------------       ------------       -------------
REVENUE:
   Room revenue                   $4,986,772         $10,533,980        $8,436,339         $18,767,569
   Other hotel revenue               442,913             321,403           680,841             749,998
   Franchise and other revenue       215,984             389,640           451,153             772,926
                                  ----------         -----------        ----------         -----------
      Total revenue                5,645,669          11,245,023         9,568,333          20,290,493


COSTS AND EXPENSES:
   Hotel operating expenses        2,462,319           5,001,559         4,330,061           9,570,436
   Corporate operating  expenses     452,159             891,434           855,599           1,649,018
   Depreciation and amortization     637,525           1,151,648         1,103,525           2,234,642
                                  ----------         -----------        ----------         -----------
      Total costs and expenses     3,552,003           7,044,641         6,289,185          13,454,096
               expenses           ----------         -----------        ----------         -----------



OPERATING INCOME                   2,093,666           4,200,382         3,279,148           6,836,397
INTEREST INCOME                      552,024             756,656         1,321,996           1,591,624
INTEREST EXPENSE                     (11,528)            (85,216)          (12,775)           (147,612)
OTHER INCOME                                              63,441                                63,441
                                  ----------         -----------        ----------         -----------
                                   2,634,162           4,935,263         4,588,369           8,343,850
INCOME TAX EXPENSE                   858,098           1,762,196         1,557,626           2,914,600
                                  ----------         -----------        ----------         -----------
NET INCOME                        $1,776,064         $ 3,173,067        $3,030,743         $ 5,429,250
                                  ==========         ===========        ==========         ===========

Earnings per common share-basic        $0.15               $0.21             $0.25               $0.35
                                  ==========         ===========        ==========         ===========
Weighted average shares
  outstanding                     12,128,502          15,429,842        11,930,781          15,429,535
                                  ==========         ===========        ==========         ===========

See accompanying notes to consolidated financial statements.

                                              Suburban Lodges of America, Inc.
                                           Consolidated Statements of Cash Flows

                                                                       Six Months Ended June 30,
                                                                    1997                     1998
                                                               -------------             ------------
OPERATING ACTIVITIES:
Net income                                                     $  3,030,743              $  5,429,250
Adjustments to reconcile net income to  net cash
provided by operating activities:
   Depreciation and amortization                                  1,103,525                 2,234,642
   Stock compensation expense                                                                  30,000
   Changes in assets and liabilities:
      Trade receivables, net                                        (31,245)                 (392,998)
      Prepaid expenses and other assets                            (461,871)                 (925,076)
      Deferred expenses, net                                       (145,499)                  (66,677)
      Accounts payable, trade                                      (536,430)                 (479,811)
      Accrued expenses and other liabilities                        358,303                 1,102,929
      Other current liabilities                                     112,250                  (144,617)
      Income taxes payable                                         (124,235)                1,666,758
      Noncurrent deferred tax liability                              64,003                     -
                                                               -------------               ----------
         Net cash provided by operating activities                3,369,544                 8,454,400

INVESTING ACTIVITIES:
   Capital expenditures                                         (29,972,419)              (51,967,077)
   Construction accounts payable                                 (1,432,458)                1,635,342
   Other                                                                                   (1,725,000)
                                                               -------------             ------------
         Net cash used in investing activities                  (31,404,877)              (52,056,735)
                                                               -------------             ------------
FINANCING ACTIVITIES:
   Restricted cash                                                                         11,000,000
   Proceeds from issuance of long-term debt                                                10,000,000
   Principal payments on long term debt                         (12,470,420)
   Offering costs                                                   (29,188)
                                                               -------------             ------------
         Net cash provided by
            financing activities                                (12,499,608)               21,000,000
                                                               -------------             ------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                         (40,534,941)              (22,602,335)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                           78,340,278                62,650,048
                                                               -------------             ------------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                               $ 37,805,337              $ 40,047,713
                                                               ============              ============

See accompanying notes to consolidated financial statements.

                     Suburban Lodges of America, Inc.
                Notes to Consolidated Financial Statements
                              (Unaudited)


1. BASIS OF PRESENTATION
     The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements have been omitted. In the opinion of management, all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of financial position and results of operations, have been made. These interim financial statements should be read in conjunction with the consolidated historical financial statements and notes thereto, presented in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

     All significant inter-company balances and transactions have been eliminated.

2. EARNINGS PER SHARE
     Earnings per common share for the three month and six month periods ended June 30, 1997 and June 30, 1998 are computed by dividing net income by the weighted average shares outstanding for the period. The only common equivalent shares are those related to stock options outstanding during the respective periods. The dilutive effect of the common equivalent shares was not material.

3. CONTINGENCY
     The Company is a defendant in certain shareholder litigation related to the Company's stock offering on October 14, 1997. Management believes the claims are without merit and intends to vigorously defend such litigation. It is the opinion of management that the outcome of such litigation will not have a material effect on the financial position, results of operations, or cash flows of the Company; however, the outcome of such litigation cannot presently be determined. In addition, the Company is a defendant in other litigation in the ordinary course of business. In the opinion of management, such other litigation will not have a material adverse effect on the financial position, results of operation or cash flows of the Company.

4. RELATED PARTY TRANSACTIONS
     During the quarter ended March 31, 1998, the Company entered into a venture to develop one hotel with, and in which, a director owns a minority interest. As of June 30, 1998, the Company has made an equity investment of $30,000 and has committed to make a total equity investment of $200,000.
     The remaining unfunded investment of $170,000 is in the form of a note payable to the venture, bears interest at 6% per annum and is recorded as a current liability at June 30, 1998.

     During the quarter ended June 30, 1998, the company advanced funds in the amount of $375,000 to two corporations in which a director is a minority shareholder. These funds have been advanced in anticipation of a contract to purchase two Suburban lodge hotels located in Dallas, Texas owned by such Corporation.

     Certain franchise locations are partially owned by some of the Company's directors or their immediate family.
     Franchise and other revenue recognized for the quarter ended June 30, 1998 and June 30, 1997 was $23,341 and $ -0-, respectively, and for the six months ended June 30, 1998 and June 30, 1997 was $61,896 and $100,000, respectively.

5. RECLASSIFICATIONS
    Certain prior year balances have been reclassified to conform to the current year presentation.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF THE QUARTER ENDED JUNE 30, 1998 TO THE QUARTER
ENDED JUNE 30, 1997

HOTEL STATISTICS BY REGION FOR THE QUARTER ENDED JUNE 30, 1998

The following table sets forth certain information regarding the performance of the Company's hotels by geographic region for the quarter ended June 30, 1998.

=============================================================================================================
                                        AWR        Occupancy         REVPAR      Total Hotels     Average Age
-------------------------------------------------------------------------------------------------------------
                                                                                                    (years)
Mid Atlantic Region                   $172.02        93.6%          $160.76           10             1.6
Midwest Region                         172.63        81.1            137.92           11              .6
Southeast Region                       171.90        89.9            155.06           18             3.4
Southwest Region                       170.97        78.3            135.01            2              .5
                                      ------------------------------------------------------------------
All Company-Owned                     $172.08        87.9%          $150.91           41             2.1
                                      ==================================================================
All Mature Company-Owned <F1>         $170.13        90.9%          $154.98           21             3.5
All Franchised                        $169.95        82.8%          $140.39           21             1.7
========================================================================================================

<F1> Mature hotels means hotels open for at least one year as of the end of the period for which data has been presented.

     Total hotel revenue for the quarter ended June 30, 1998 was approximately $10,855,000, which was an increase of $5,426,000, or 100%, over the quarter ended June 30, 1997. Room revenue for the quarter increased by approximately $5,547,000, of which approximately $5,028,000 was attributable to the opening and full quarter to date results of the 21 hotels which were not open a full year as of June 30, 1998. In addition, approximately $519,000 of the increase in revenue was attributable to mature hotels. These results were impacted by an increase in the average weekly rate ("AWR") from $149.83 to $170.13, and a decrease in occupancy of (2.1)%. Occupancy for all Company-owned hotels, which includes the 21 hotels opened since June 30, 1997, decreased from 90.2% to 87.9%; however, the AWR for all Company-owned hotels increased from $155.05 to $172.08. Other hotel revenues decreased approximately $122,000 for the quarter ended June 30, 1998, compared to the quarter ended June 30, 1997, due to a change in company policy to discontinue the separate charge for TV rental.

     Franchise and other revenue from corporate operations for the quarter ended June 30, 1998, which includes management, franchise and development revenue, was approximately $390,000, compared to $216,000 for the quarter ended June 30, 1997. Management fees increased $69,000 as a result of fees earned on eight agreements to manage hotels for franchisees. Franchise revenue for the quarter increased approximately $176,000, from $105,000 in 1997 to $281,000 in 1998. The franchise revenue for the quarter ended June 30, 1998 reflects $130,000 in initial franchise fees, representing five hotel openings, compared to $26,000 and one hotel opening in the quarter ended June 30, 1997, and an increase of $72,000 in royalties and other revenues on open hotels. Development and construction revenue decreased approximately $65,000, due to a decrease in new starts, groundbreakings, and hotel openings.

     Hotel operating expenses increased approximately $2,539,000, or 103%, to approximately $5,002,000 for the quarter ended June 30, 1998, from approximately $2,463,000 for the quarter ended June 30, 1997. The majority of this increase, or approximately $2,368,000, pertains to the opening and quarter to date expenses for the 21 hotels opened since June 30, 1997. In addition, approximately $171,000 is attributable to the mature hotels. Hotel operating margins at all Company-owned hotels remained constant at approximately 54% from June 30, 1997 to June 30, 1998.

     Corporate operating expenses increased $439,000, or approximately 97%, to $891,000, due to additional staffing in the financial, management, training and marketing segments of the business, as well as office rent, travel expenses, insurance, legal and professional fees. Depreciation expense increased to $1,152,000 from approximately $638,000 primarily as a result of the hotels opened since June 30, 1997. Interest expense increased to $85,000 for the quarter ended June 30, 1998. This increase reflects loan amortization costs associated with the Company's line of credit (the "Senior Credit Facility") with PNC Bank, Kentucky, Inc. ("PNC").

     Excess funds were invested to generate interest income for the quarter ended June 30, 1998 of approximately $757,000 compared to $552,000 for the quarter ended June 30, 1997. The increase in interest income of approximately $205,000 was due to higher invested cash balances partially resulting from borrowings under the Senior Credit Facility. Income tax expense increased by $914,000 compared to the comparable period in 1997, due to the increase in income taxed at the Company's 35.5% estimated effective income tax rate.

Comparison of the six months ended June 30, 1998 to the six months ended June 30, 1997

Hotel Statistics by Region for the six months ended June 30, 1998

The following table sets forth certain information regarding the performance of the Company's hotels by geographic region for the six months ended June 30, 1998.

===========================================================================================================
                                    AWR         Occupancy        REVPAR        Total Hotels     Average Age
-----------------------------------------------------------------------------------------------------------
                                                                                                  (years)
Mid Atlantic Region               $165.69         88.1%          $146.07           10               1.6
Midwest Region                     166.58         69.0            113.65           11                .6
Southeast Region                   168.20         88.1            148.53           18               3.4
Southwest Region                   169.75         67.0            115.53            2                .5
                                  ---------------------------------------------------------------------
All Company-Owned                 $167.25         82.1%          $137.30           41               2.1
                                  =====================================================================

All Mature Company-Owned          $165.18         90.4%          $149.65           21               3.5
All Franchised                    $167.91         80.2%          $134.68           21               1.7
===========================================================================================================

     Total hotel revenue for the six months ended June 30, 1998 was approximately $19,518,000, which was an increase of $10,401,000, or 114%, over the six months ended June 30, 1997. Room revenue for the six month period increased by approximately $10,331,000, of which approximately $8,237,000 was attributable to the opening of 21 new hotels since June 30, 1997. In addition, approximately $2,164,000 of the increase in room revenue was attributable to the 15 mature hotels. The increase in mature hotel room revenue was impacted by an increase of AWR from $149.68 to $165.18, and a decrease in occupancy of (3.1)%. Occupancy for all Company-owned hotels decreased from 87.0% to 82.1% as a result of the ramp-up associated with the 21 hotels opened after June 30, 1997; however, the AWR for all Company-owned hotels increased from $154.78 to $167.25.

     Franchise and other revenue from corporate operations for the six months ended June 30, 1998, which includes management, franchise and development revenue, was approximately $773,000, compared to $451,000 for the six months ended June 30, 1997. Management fees increased $87,000 as a result of fees earned on eight agreements to manage hotels for franchisees. Franchise revenue for the six month period increased approximately $217,000, from $264,000 in 1997 to $481,000 in 1998. The franchise revenue for the six months ended June 30, 1998 reflects $209,000 in initial franchise fees, representing eight hotel openings compared to $105,000 and four hotel openings during the six months ended June 30, 1997, and an increase of $113,000 in royalties and other revenues on open hotels. Development and construction revenue increased approximately $8,000.

Hotel operating expenses increased approximately $5,240,000, or 121%, to approximately $9,570,000 for the six months ended June 30, 1998, from approximately $4,330,000 for the six months ended June 30, 1997. The majority of this increase, or approximately $4,426,000, pertains to the opening and year to date expenses for the 21 hotels which opened after June 30, 1997. In addition, approximately $814,000 is attributable to the mature hotels.
Hotel operating margins at all Company-owned hotels decreased from 52.5% to 51.0% from June 30, 1997 to June 30, 1998, reflecting the fixed overhead related to property operations during the ramp-up period at the 21 hotels open less than twelve full months as of June 30, 1998.

     Corporate operating expenses increased $793,000, or approximately 93%, to $1,649,000, due to additional staffing in the financial, management, training and marketing segments of the business, as well as office rent, travel expenses, insurance, legal and professional fees. Depreciation expense increased to $2,235,000 from approximately $1,104,000 as a result of the hotels opened since June 30, 1997. Interest expense increased to $148,000 for the six months ended June 30, 1998. This increase reflects loan amortization costs associated with the Senior Credit Facility.

     Excess funds were invested to generate interest income for the six months ended June 30, 1998 of approximately $1,592,000 compared to $1,322,000 for the six months ended June 30, 1997. The increase in interest income of approximately $270,000 was due to higher invested cash balances partially resulting from borrowings under the Senior Credit Facility. The increase in income tax expense of $1,368,000 compared to the comparable period in 1997 is attributable to the increase in income of the Company taxed at the Company's estimated effective income tax rate of 35%.

LIQUIDITY AND CAPITAL RESOURCES

     On October 14, 1997, the Company received approximately $79.9 million in net proceeds in connection with the public offering of 3,300,000 shares of the Company's common stock (the "October Offering"). As of June 30, 1998, the Company had approximately $40.0 million in cash and cash equivalents and had borrowed $35.0 million under the Senior Credit Facility. These funds are targeted for future construction, development and acquisitions of additional hotels.

     The Company anticipates that the total cost to complete construction of the 20 Company-owned hotels under construction and scheduled to open in 1998 will be approximately $93.0 million, of which approximately $32.0 million had already been spent as of June 30, 1998. The Company intends to fund the development and construction of these hotels with existing cash balances, cash flow from operations, and borrowings under the Senior Credit Facility. While the Company anticipates that there may be some markets where, due to a number of factors (such as the increased cost of using union subcontractors), its development costs will be higher, overall the Company anticipates that in the immediate future a typical 134-guest room Suburban Lodge hotel will cost approximately $4.6 million (approximately $34,000 per guest room).

     The Company has obtained a preliminary agreement from its lenders to increase the Senior Credit Facility to $150.0 million, which is subject to obtaining other participating lenders and the satisfaction of other conditions. The Senior Credit Facility matures December 14, 2000 and bears interest, at the Company's option, at (i) the higher of PNC's prime rate or the federal funds rate plus one half percent or (ii) the Euro-Rate plus 150-225 basis points, based upon a variable leverage ratio. The Senior Credit Facility is secured by a collateral pool of properties. The Senior Credit Facility restricts, among other items, the incurrence of indebtedness, the sale of assets, the incurrence of liens, and the payment of any cash dividends. In addition, the Company is required to satisfy, among other items, certain financial performance criteria, including minimum net worth levels and minimum levels of earnings before interest, taxes, depreciation and amortization. As of June 30, 1998, the Company had $40.0 million of unused availability under the Senior Credit Facility.

     In the future, the Company may seek to increase the amount of its credit facilities, negotiate additional credit facilities or issue debt or equity securities, although its ability to do so may be limited by the terms of the Senior Credit Facility. Any debt incurred or issued by the Company may be secured or unsecured, fixed or variable rate interest and may be subject to such terms, as the Board of Directors of the Company deems prudent.

     The Company believes that existing cash balances, cash generated from operations and borrowings under the Senior Credit Facility will be sufficient to meet the Company's working capital and capital expenditure needs through the end of 1999. However, additional capital will be necessary for the Company to execute its long-term development plans.

YEAR 2000

     The Company utilizes various computer software packages as tools in running its accounting and other operations. Management plans to implement any necessary vendor upgrades and modifications to ensure continued functionality with respect to the widely discussed software problems associated with the Year 2000. At present, management does not expect that material incremental costs will be incurred in the aggregate or in any single future year.

SEASONALITY

     Management believes that extended stay hotels are not as seasonal in nature as the overall lodging industry due to long-term guest stays. Based upon its past experience, management expects that occupancy and revenues may be lower than normal during the months of November, December and January due to the holiday season. Because many of Suburban's expenses do not fluctuate with occupancy, such declines in occupancy may cause decreases in the Company's quarterly earnings.

INFLATION

     The rate of inflation as measured by changes in the average consumer price index has not had a material effect on the revenue or operating results of the Company. However, inflation in the future could affect the Company's operating or construction costs.


PART II.  OTHER INFORMATION AND SIGNATURES

Item 1.   Legal Proceedings

The Company and certain officers and the directors have been sued in a federal securities law class action (Rudd, et al v. Suburban
                                       ------------------------
Lodges of America, Inc., et al, Civil Action No. 1 97-CV-3758-
------------------------------
HTW) filed in the Northern District of Georgia on December 19, 1997. The Complaint alleges claims under Sections 11, 12 and 15 of the Securities Act of 1933 for alleged material omissions in the Registration Statement and Prospectus for the October 14, 1997 Offering. The class purports to include all persons, other than the defendants, who purchased or otherwise acquired the common stock of the Company either in or traceable to the Offering. Defendants' Motion to Dismiss the Complaint for
Failure to State a Claim is pending before the Court.

Item 4.   Submission of Matters to or Vote of Security Holders

On April 27, 1998, the Company held its annual meeting of shareholders. The purpose of the meeting was to re-elect two directors whose terms expired in 1998. At the meeting, Messrs. James R. Kuse and Michael McGovern were both re-elected for a three-year term, which expires 2001. The number of votes cast for was 10,538,183, against was 100,920, or withheld was 0, and the number of abstentions and broker non-votes was 0. In addition, Messrs. Krischer's and Berman's terms will expire in 1999, and Mr. Spiegel's term will expire in 2000.

Item 5.  Other Information

For the 1999 annual meeting of shareholders, the Company must be notified not later than February 16, 1999 of any shareholder proposal that was not submitted earlier for inclusion in the proxy materials, but is intended to be presented for action at the meeting, or else proxies solicited by the Company for that meeting may be voted on such proposal at the discretion of the person or persons holding those proxies.

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits
          10.16A Amended and Restated Credit Agreement among the Company, its subsidiaries, PNC Bank, Kentucky, Inc. and the other lenders named therein.

          10.16B    First Amendment to Amended and Restated
                    Credit Agreement, dated July 2, 1998.

          10.16C Second Amendment to Amended and Restated Credit Agreement, dated July 17, 1998

          27 - Financial Data Schedule (For SEC use only)

     (a)  Reports on Form 8-K

          None


                            Signatures


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      Suburban Lodges of America, Inc.


Date: August 10, 1998              By: /s/ DAVID E. KRISCHER
                                      David E. Krischer
                                      Chairman of the Board,
                                      President
                                      Chief Executive Officer


Date: August 10, 1998              By:  /s/ TERRY J. FELDMAN
                                      Terry J. Feldman
                                      Vice President
                                      Chief Financial Officer
                                      (Principal Financial Officer)

                          EXHIBIT INDEX

Exhibits

     10.16A    Amended and Restated Credit Agreement among the
               Company, its subsidiaries, PNC Bank, Kentucky,
               Inc. and the other lenders named therein.             *

     10.16B    First Amendment to Amended and Restated Credit
               Agreement, dated July 2, 1998                         *

     10.16C    Second Amendment to Amended and Restated Credit
               Agreement, dated July 17, 1998                        *

     27   Financial Data Schedule (For SEC use only)                 *

*  Filed with Form 10-Q