Form 10-Q
period 1998-09-30
SUBURBAN LODGES OF AMERICA INC
filed 1998-11-17
CIK 1011449

UNITED STATES

                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D. C. 20549

                               FORM 10-Q

(Mark One)
/ X/          QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
               OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 1998

                                  OR

/   /        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
               OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period  from __________ to __________

                   Commission File Number:  0-28108

                 Suburban Lodges of America, Inc.
     ------------------------------------------------------
     (Exact Name of registrant as specified in its charter)

         Georgia                           58-1781184
-----------------------               -------------------
(State of Incorporation)                 (IRS Employer
                                      Identification No.)


                         300 Galleria Parkway
                              Suite 1200
                        Atlanta, Georgia 30339
      -----------------------------------------------------------
      (Address of principal executive office, including zip code)


                             770-799-5000
         ----------------------------------------------------
         (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES / X /  NO /  /


     Number of shares of Common Stock, $.01 par value, outstanding as of November 11, 1998:

                              15,431,072

 Part 1.  Financial Information
 Item 1.  Financial Information

                                  SUBURBAN LODGES OF AMERICA, INC.
                                    CONSOLIDATED BALANCE SHEETS

                                                                                  (Unaudited)
                                                            December 31,         September 30,
                                                               1997                  1998
                                                           --------------       ---------------
                                                ASSETS
  CURRENT ASSETS:
       Cash and cash equivalents                           $  62,650,048        $  16,053,604
       Restricted cash                                        11,000,000
       Accounts receivable, trade - net of
            allowance for doubtful accounts                      193,322              902,142
       Prepaid expenses and other assets                       3,257,483            4,215,505
       Prepaid income taxes                                      835,254            4,025,577
       Current deferred tax asset                                218,053              218,053
                                                           -------------        -------------
             Total current assets                             78,154,160           25,414,881
                                                           -------------        -------------

  OTHER NONCURRENT ASSETS                                      3,554,748            6,884,450
                                                           -------------        -------------

  INVESTMENT IN FACILITIES - at cost:
       Land                                                   19,894,011           30,519,472
       Buildings and improvements                            108,012,604          157,585,942
       Equipment                                               5,857,306            8,456,369
       Furniture and fixtures                                  6,272,884            8,727,292
       Construction-in-progress                               26,491,293           51,574,516
                                                           -------------        -------------
                                                             166,528,098          256,863,591
       Less accumulated depreciation                          (5,382,957)          (8,998,305)
                                                           -------------        -------------
            Net investment in facilities                     161,145,141          247,865,286
                                                           -------------        -------------

  TOTAL ASSETS                                             $ 242,854,049        $ 280,164,617
                                                           =============        =============

                              LIABILITIES AND SHAREHOLDERS' EQUITY
 CURRENT LIABILITIES:
       Construction accounts payable                       $   4,610,971        $   7,674,285
       Accounts payable, trade                                 1,613,900            1,168,149
       Accrued expenses and other                              1,741,929            3,546,388
       Notes payable                                                                6,585,078
       Reserve for public debt transaction                                         10,714,298
         abandonment costs
       Other current liabilities                                 649,955              614,769
                                                           -------------        -------------
            Total current liabilities                          8,616,755           30,302,967

  LONG-TERM DEBT                                              25,000,000           40,000,000
  NONCURRENT DEFERRED TAX LIABILITIES                             99,133              764,355
  OTHER NONCURRENT LIABILITIES                                    85,936               59,574
                                                           -------------        -------------
            Total liabilities                                 33,801,824           71,126,896
                                                           -------------        -------------
  SHAREHOLDERS' EQUITY:
       Common stock                                              154,292              154,311
       Additional paid-in capital                            200,159,769          200,189,750
       Retained earnings                                       8,738,164            8,693,660
                                                           -------------        -------------
            Total capital                                    209,052,225          209,037,721
                                                           -------------        -------------


  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $ 242,854,049        $ 280,164,617
                                                           =============        =============

                 See accompanying notes to consolidated finanical statements.

                                                       SUBURBAN LODGES OF AMERICA, INC.
                                                    CONSOLIDATED STATEMENTS OF OPERATIONS



                                                          (Unaudited)                          (Unaudited)
                                                       Three Months Ended                       Nine Months Ended

                                                Sep 30, 1997      Sep 30, 1998         Sep 30, 1997         Sep 30, 1998
                                                ------------      ------------         -------------        ------------
 REVENUE:
       Room revenue                             $ 5,737,979       $  12,356,424        $ 14,174,318        $ 31,123,993
       Other hotel revenue                          556,781             363,336           1,237,622           1,113,334
       Franchise and other revenue                  709,813             442,483           1,160,966           1,215,409
                                                -----------       -------------        ------------        ------------
            Total revenue                         7,004,573          13,162,243          16,572,906          33,452,736
                                                -----------       -------------        ------------        ------------

  COSTS AND EXPENSES:
       Hotel operating expenses                   3,112,483           6,021,514           7,442,544          15,591,950
       Corporate operating expenses                 596,033           1,103,285           1,451,632           2,752,303
       Site acquisition cancellation expense                          2,480,000                               2,480,000
       Lease termination costs                                          218,277                                 218,277
       Depreciation and amortization                719,025           1,439,461           1,822,550           3,674,103
                                                -----------       -------------        ------------        ------------
            Total costs and expenses              4,427,541          11,262,537          10,716,726          24,716,633
                                                -----------       -------------        ------------        ------------

  OPERATING INCOME                                2,577,032           1,899,706           5,856,180           8,736,103

  OTHER INCOME AND EXPENSES:
       Interest income                              464,094             406,308           1,786,090           1,997,932
       Interest expense                             (14,079)             (5,103)            (26,854)           (152,715)
       Public debt transaction
           abandonment costs                                        (10,714,298)                            (10,714,298)
       Other income                                  93,162               -                  93,162              63,441
                                                -----------       -------------        ------------        ------------
                                                  3,120,209          (8,413,387)          7,708,578             (69,537)
  INCOME TAX EXPENSE (BENEFIT)                      994,273          (2,939,633)          2,551,899             (25,033)
                                                -----------       -------------        ------------        ------------

  NET INCOME (LOSS)                             $ 2,125,936       $  (5,473,754)       $  5,156,679        $    (44,504)
                                                ===========       =============        ============        ============

 Earnings (loss) per common share
      basic and diluted                         $      0.18       $       (0.35)       $       0.43        $      -
                                                ===========       =============        ============        ============

 Weighted average shares outstanding
      basic and diluted                          12,129,227          15,431,072          12,000,441          15,430,047
                                                ===========       =============        ============        ============

                See accompanying notes to consolidated finanical statements.

                                      SUBURBAN LODGES OF AMERICA, INC.
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                               (Unaudited)
                                                                      Nine Months Ended September 30,
                                                                          1997              1998
                                                                    -------------     -------------
OPERATING ACTIVITIES:
 Net income                                                         $  5,156,679     $    (44,504)
 Adjustments to reconcile net income to  net cash
   provided by operating activities:
     Depreciation and amortization                                     1,822,550        3,674,103
     Reserve for abandoned projects                                                     2,480,000
     Deferred income tax provision                                       227,404
     Stock compensation expense                                                            30,000
     Gain on sale of land                                                (93,162)         (63,441)
 Changes in assets and liabilities:
      Trade receivables, net                                            (116,572)        (680,642)
      Prepaid expenses and other assets                               (1,529,390)      (1,211,790)
      Prepaid income taxes                                                             (3,190,323)
      Advances to affiliates                                              50,000
      Deferred expenses, net                                            (391,170)        (201,913)
      Accounts payable, trade                                           (112,090)        (557,673)
      Accrued expenses and other liabilities                             814,345        1,301,647
      Other current liabilities                                          (94,042)        (211,906)
      Unearned franchise fees                                             65,130          176,720
      Other noncurrent liabilities                                                        (26,362)
      Income taxes payable                                              (222,572)
                                                                    ------------     ------------
           Net cash provided by operating activities                   5,577,110        1,473,916
                                                                    ------------     ------------
 INVESTING ACTIVITIES:
      Capital expenditures                                           (58,240,154)     (82,823,927)
      Proceeds from sale of land                                         375,000          356,096
      Increase in construction accounts payable                        7,423,100        3,063,314
      Acquisitions, net of cash acquired                                               (2,279,071)
      Investment in joint venture                                                        (200,000)
      Other                                                                              (230,000)
                                                                    ------------     ------------
           Net cash used for investing activities                    (50,442,054)     (82,113,588)
                                                                    ------------     ------------
 FINANCING ACTIVITIES:
      Proceeds from issuance of long-term debt                        10,000,000       15,000,000
      Proceeds from short-term debt                                    5,000,000
      Repayment of debt                                              (12,470,420)         (11,784)
      Decrease (increase) in restricted cash                         (16,000,000)      11,000,000
      Notes issued to franchisees                                     (2,400,000)      (2,660,000)
      Payments received on franchise notes                                                    714
      Reserve for abandonment of public debt transaction                               10,714,298
      Offering costs                                                     (86,363)
                                                                    ------------     ------------
           Net cash provided by (used for) financing activties       (15,956,783)      34,043,228
                                                                    ------------     ------------
 NET CHANGE IN CASH AND CASH EQUIVALENTS                             (60,821,727)     (46,596,444)

 CASH AND CASH EQUIVALENTS (UNRESTRICTED) AT
      BEGINNING OF PERIOD                                             78,340,278       62,650,048
                                                                    ------------     ------------
 CASH AND CASH EQUIVALENTS (UNRESTRICTED) AT
      END OF PERIOD                                                 $ 17,518,551     $ 16,053,604
                                                                    ============     ============

                See accompanying notes to consolidated finanical statements.

                   Suburban Lodges of America, Inc.
              Notes to Consolidated Financial Statements
                              (Unaudited)

1. BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements have been omitted. In the opinion of management, all adjustments that are necessary for a fair presentation of financial position and results of operations have been made. These interim financial statements should be read in conjunction with the consolidated historical financial statements and notes thereto presented in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

     All significant intercompany balances and transactions have been eliminated.

2. ACQUISITIONS

     On July 31, 1998, the Company acquired two companies, each of which operates a Suburban Lodge hotel in Arlington, Texas, for a total purchase price of $2,505,504. A director of the Company was a minority shareholder in these two companies. A second director had an indirect family interest in the two companies. Prior to the acquisitions, the Company's Board of Directors (excluding those members of the Board with a direct or indirect interest in the companies acquired) reviewed and approved the terms of the related Purchase Agreements and concluded that such terms were fair and equitable, and as otherwise would have been available to the Company under a similar transaction with independent third parties. The acquisitions are treated as purchases; accordingly, operations of the acquired companies are included in the consolidated statements of operations commencing on the date of acquisition. The hotels acquired by the Company had opened in December 1997 and March 1998, respectively. Had the acquisitions occurred on the first day of the previous year, the Company's operating results for 1997 and the three and nine-month periods ended September 30, 1998, would not have differed materially from the reported results.

     The Company's preliminary allocation of purchase price to assets acquired and liabilities assumed is as follows:


           Land, building and improvements                 $ 9,959,221
           Other assets                                        423,101
                                                           -----------
                                                            10,382,322
           Notes payable                                    (6,596,862)
           Other liabilities                                (1,279,956)
                                                           -----------
           Purchase price                                    2,505,504
           Less cash acquired                                 (226,433)
                                                           -----------
           Purchase price, net of cash                     $ 2,279,071
                                                           ===========

3.  CONTINGENCIES

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

4. RESERVES

     On July 9, 1998, the Company purchased an interest rate lock in connection with the planned public issuance of $100,000,000 in subordinated debt. Subsequent to the purchase of the rate lock, demand in the public market for subordinated debt declined dramatically. Therefore, the Company abandoned the planned debt offering. Interest rates fell significantly after the purchase of the interest rate lock, even though such rates were at then-historical lows at the time of purchase. During the quarter ended September 30, 1998, the Company established a pre-tax reserve of $10.7 million against losses incurred under the rate lock and for certain legal, accounting and other costs associated with its abandoned debt offering.

     As the public debt market demand declined, markets for other forms of debt also became more volatile. Due to the uncertain outlook for financing, the Company substantially reduced its development activities during September 1998. A decision was made to defer or cancel the purchase of potential hotel sites that had not yet been acquired. If appropriate terms can be arranged, the Company or one or more of its franchisees may ultimately purchase one or more of these sites; however, the Company believes that a substantial number of sites will ultimately be abandoned. Accordingly, a reserve was established in the quarter ended September 30, 1998, to recognize the losses which would be incurred if all sites in development were abandoned. In addition, the Company reserved for certain lease abandonment costs expected to be incurred in connection with its plans to move to a new headquarters building during the fourth quarter of 1998. The total amount of these pre-tax reserves was $2.7 million.

5. RELATED PARTY TRANSACTIONS

     During the quarter ended March 31, 1998, the Company entered into a venture to develop a Suburban Lodge hotel in Atlanta, Georgia. A director of the Company owns a minority interest in this venture. As of September 30, 1998, the Company had made an equity investment of $200,000 in this venture.

     During certain periods of 1998 and 1997, certain franchise locations were partially owned by some of the Company's directors or members of their immediate families. Franchise and other revenue recognized for such locations for the quarter ended September 30, 1998 was approximately $64,000, and for the nine months ended September 30, 1998 and September 30, 1997 was approximately $97,000 and $100,000, respectively. All such revenue was realized under terms and conditions that were essentially the same as the terms and conditions under which franchise revenues were recognized under agreements with unrelated parties. No franchise and other revenue was recognized for such locations during the quarter ended September 30, 1997.

6. RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform to the current year presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPANY-OWNED HOTEL STATISTICS BY REGION FOR THE QUARTER ENDED
SEPTEMBER 30, 1998

The following table sets forth certain information regarding the performance of the Company's hotels by geographic region for the quarter ended September 30, 1998.

====================================================================================================
                                       AWR       Occupancy   REVPAR     Total Hotels     Average Age
                                                                                          ( years )
----------------------------------------------------------------------------------------------------
Mid Atlantic Region                   $178.69        91.7%    $163.88         10            1.8
Midwest Region                         174.18        92.0      160.12         12            0.8
Southeast Region                       175.45        89.5      157.54         18            3.6
Southwest Region                       181.16        66.2      118.22          8            0.4
                                      ---------------------------------------------------------
All Company-Owned                     $179.05        87.6%    $156.48         48            1.9
                                      =========================================================

All Mature Company-Owned <F1>         $175.97        90.3%    $159.30         24            3.3
====================================================================================================

<F1> Mature hotels are those which have operated for at least one year as of the end of the period for which data is presented.


COMPARISON OF THE QUARTER ENDED SEPTEMBER 30, 1998 TO THE QUARTER
ENDED SEPTEMBER 30, 1997

     Total hotel revenue for the quarter ended September 30, 1998 was approximately $12,720,000, which was an increase of $6,425,000, or 102%, over the quarter ended September 30, 1997. Room revenue for the quarter increased by approximately $6,618,000, of which approximately $5,760,000 was attributable to the opening and full quarter to date results of the 24 hotels which were not open a full year as of September 30, 1998. In addition, approximately $858,000 of the increase in revenue was attributable to mature hotels. The increase in revenue for the mature hotels was impacted by an increase in the average weekly rate ("AWR") from $153.82 to $175.97, and a decrease in occupancy from 92.6% to 90.3%. Occupancy for all Company hotels, which includes the 24 hotels opened since September 30, 1997, decreased from 90.5% to 87.6%; however, the AWR for all Company hotels increased from $158.86 to $179.05. Other hotel revenues decreased approximately $193,000 for the quarter ended September 30, 1998, compared to the quarter ended September 30, 1997, due to the Company's decision to discontinue the separate charge for TV rental.

     Franchise and other revenue from corporate operations for the quarter ended September 30, 1998, which includes management, franchise and development revenue, was approximately $442,000, compared to $710,000 for the quarter ended September 30, 1997. Management fees increased $113,000 as a result of fees earned on nine agreements to manage hotels for franchisees. Franchise revenue for the quarter increased approximately $15,000, from $235,000 in 1997 to $250,000 in 1998. The franchise revenue for the quarter ended September 30, 1998 reflects $52,000 in initial franchise fees, representing two hotel openings, compared to $143,000 and five hotel openings in the quarter ended September 30, 1997, and approximately $198,000 in royalties and other revenues on open hotels. Development and construction revenue decreased approximately $363,000, due to a decrease in new starts, groundbreakings, and hotel openings.

     Hotel operating expenses increased approximately $2,909,000, or 93%, to approximately $6,022,000 for the quarter ended September 30, 1998, from approximately $3,112,000 for the quarter ended September 30, 1997. The majority of this increase, or approximately $2,766,000, pertains to the opening and quarter to date expenses for the 24 hotels opened since September 30, 1997. In addition, approximately $143,000 of the increase is attributable to the mature hotels. Hotel operating margins at all Company hotels improved from 50.6% for the quarter ended
September 30, 1997 to 52.7% for the quarter ended September 30, 1998.

     Corporate operating expenses increased $507,000, or approximately 85%, to $1,103,000, due to additional staffing in the financial, management, training and marketing segments of the business, as well as office rent, travel expenses, insurance, legal and professional fees. Depreciation and amortization increased to $1,439,000 from approximately $719,000 primarily as a result of the hotels opened since September 30, 1997.

     On July 9, 1998, the Company purchased an interest rate lock in connection with the planned public issuance of $100,000,000 in subordinated debt. Subsequent to the purchase of the rate lock, demand in the public market for subordinated debt declined dramatically. Therefore, the Company abandoned the planned debt offering. Interest rates fell significantly after the purchase of the interest rate lock, even though such rates were at then-historical lows at the time of purchase. During the quarter ended September 30, 1998, the Company established a pre-tax reserve of $10.7 million against losses incurred under the rate lock and for certain legal, accounting and other costs associated with its abandoned debt offering.

     As the public debt market demand declined, markets for other forms of debt also became more volatile. Due to the uncertain outlook for financing, the Company substantially reduced its development activities during September 1998. A decision was made to defer or cancel the purchase of potential hotel sites that had not yet been acquired. If appropriate terms can be arranged, the Company or one or more of its franchisees may ultimately purchase one or more of these sites; however, the Company believes that a substantial number of sites will ultimately be abandoned. Accordingly, a reserve was established in the quarter ended September 30, 1998, to recognize the losses which would be incurred if all sites in development were abandoned. In addition, the Company reserved for certain lease abandonment costs expected to be incurred in connection with its plans to move to a new headquarters building during the fourth quarter of 1998. The total amount of these pre-tax reserves was $2.7 million.

     Excess funds were invested to generate interest income for the quarter ended September 30, 1998 of approximately $406,000 compared to $464,000 for the quarter ended September 30, 1997. The decrease in interest income of approximately $58,000 was due to lower average invested cash balances during the quarter. The Company anticipates that it will recognize less interest income and more interest expense in future quarters due to lower cash balances to be used for investment purposes, higher average debt levels and fewer construction projects upon which interest is capitalized.

COMPANY-OWNED HOTEL STATISTICS BY REGION FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998

The following table sets forth-certain information regarding the performance of the Company's hotels by geographic region for the nine months ended September 30, 1998.

==================================================================================================
                                       AWR       Occupancy   REVPAR     Total Hotels   Average Age
--------------------------------------------------------------------------------------------------
                                                                                        ( years )
Mid Atlantic Region                   $170.28       89.3%    $152.07         10            1.8
Midwest Region                         173.78       78.9      136.31         12            0.8
Southeast Region                       170.49       87.7      149.96         18            3.6
Southwest Region                       176.87       66.5      117.14          8            0.4
                                    ----------------------------------------------------------
All Company-Owned                     $171.79       84.1%    $144.29         48            1.9

                                    ==========================================================
All Mature Company-Owned  <F1>        $169.24       90.3%      $153.23       24            3.3
===================================================================================================

<F1> Mature hotels are those which have operated for at least one year as of the end of the period for which data is presented.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1998 TO THE NINE MONTHS ENDED SEPTEMBER 30, 1997

     Total hotel revenue for the nine months ended September 30, 1998 was approximately $32,237,000, which was an increase of $16,825,000, or 109%, over the nine months ended September 30, 1997. Room revenue increased by approximately $16,950,000, of which approximately

$12,256,000 was attributable to the opening and full year to date results of the 24 hotels opened since September 30, 1997. In addition, approximately $4,694,000 of the increase in room revenue was attributable to the mature hotels. The increase in mature hotel room revenue was impacted by an increase in the AWR from $149.38 to $169.24, and a decrease in occupancy from 93.3% to 90.3%. Occupancy for all Company hotels decreased from 88.0% to 84.1% as a result of the ramp up associated with the 24 hotels opened after September 30, 1997; however, the AWR for all Company hotels increased from $154.50 to $171.79.

     Franchise and other revenue from corporate operations for the nine months ended September 30, 1998, which includes management, franchise and development revenue, was approximately $1,215,000, compared to $1,161,000 for the nine months ended September 30, 1997. Management fees increased from $6,000 to $219,000 as a result of fees earned on nine agreements to manage hotels for franchisees. Franchise revenue for the nine month period increased approximately $264,000, from $467,000 in 1997 to $731,000 in 1998. The franchise revenue for the nine months ended September 30, 1998 reflects $262,000 in initial franchise fees, representing 10 hotel openings compared to $248,000 and nine hotel openings during the nine months ended September 30, 1997, and approximately $469,000 in royalties and other revenues on open hotels. Development and construction revenue decreased approximately $355,000.

     Hotel operating expenses increased approximately $8,149,000, or 109%, to approximately $15,592,000 for the nine months ended September 30, 1998, from approximately $7,443,000 for the nine months ended September 30, 1997. The majority of this increase, or approximately $6,439,000, pertains to the opening and year to date expenses for the 24 hotels, which opened after September 30, 1997. In addition, approximately $1,710,000 of the increase is attributable to the mature hotels.
Hotel operating margins at all Company hotels remained relatively constant at 51.7 % to 51.6% from September 30, 1997 to September 30,
1998, reflecting the stabilized margins at 16 hotels which opened during the fourth quarter of 1997. The remaining eight hotels, which comprise the balance of the 24 hotels not open a full year as of September 30, 1998, are in various stages of lease up and stabilization.

     Corporate operating expenses increased $1,301,000, or approximately 90%, to $2,752,000, due to additional staffing in the financial, management, training and marketing segments of the business, as well as office rent, travel expenses, insurance, legal and professional fees. Depreciation and amortization increased to $3,674,000 from approximately $1,823,000 as a result of the hotels opened since September 30, 1997. Interest expense increased to $153,000 for the nine months ended September 30, 1998. This increase reflects loan amortization costs associated with the Senior Credit Facility described under "Liquidity and Capital Resources".

     On July 9, 1998, the Company purchased an interest rate lock in connection with the planned public issuance of $100,000,000 in subordinated debt. Subsequent to the purchase of the rate lock, demand in the public market for subordinated debt declined dramatically. Therefore, the Company abandoned the planned debt offering. Interest rates fell significantly after the purchase of the interest rate lock, even though such rates were at then-historical lows at the time of purchase. During the quarter ended September 30, 1998, the Company established a pre-tax reserve of $10.7 million against losses incurred under the rate lock and for certain legal, accounting and other costs associated with its abandoned debt offering.

     As the public debt market demand declined, markets for other forms of debt also became more volatile. Due to the uncertain outlook for financing, the Company substantially reduced its development activities during September 1998. A decision was made to defer or cancel the purchase of potential hotel sites that had not yet been acquired. If appropriate terms can be arranged, the Company or one or more of its franchisees may ultimately purchase one or more of these sites; however, the Company believes that a substantial number of sites will ultimately be abandoned. Accordingly, a reserve was established in the quarter ended September 30, 1998, to recognize the losses which would be incurred if all sites in development were abandoned. In addition, the Company reserved for certain lease abandonment costs expected to be incurred in connection with its plans to move to a new headquarters building during the fourth quarter of 1998. The total amount of these pre-tax reserves was $2.7 million.

     Excess funds were invested to generate interest income for the nine months ended September 30, 1998 of approximately $1,998,000 compared to $1,786,000 for the nine months ended September 30, 1997. The increase in interest income of approximately $212,000 was due to higher invested cash balances partially resulting from borrowings under the Senior Credit Facility. The Company anticipates that it will recognize less interest income and more interest expense in future quarters due to lower cash balances to be used for investment purposes, higher average debt levels and fewer construction projects upon which interest is capitalized.

SEASONALITY

     The Company's mature hotels typically experience lower average occupancy rates and total revenues during the fourth quarter each year.

LIQUIDITY AND CAPITAL RESOURCES

     The Company maintains a Senior Credit Facility with PNC Bank, N.A. and three participating banks under which the banks have committed to fund a total of $75.0 million. Although the Company has previously obtained a preliminary agreement from its lenders to increase the Senior Credit Facility to $150.0 million, subject to obtaining other participating lenders and the satisfaction of other conditions, the Company believes that the current credit environment makes it highly unlikely that an increase in the Senior Credit Facility to this level will occur. The Senior Credit Facility matures December 14, 2000, and bears interest, at the Company's option, at (i) the higher of PNC's prime rate or the federal funds rate plus one half percent or (ii) the Euro-Rate plus 150-225 basis points, based upon a variable leverage ratio. The Senior Credit Facility is secured by a collateral pool of properties. The Senior Credit Facility restricts, among other items, the incurrence of indebtedness, the sale of assets, the incurrence of liens, the concentration of hotel locations, and the payment of cash dividends. In addition, the Company is required to satisfy, among other items, certain financial performance criteria, including minimum net worth levels and minimum levels of earnings before interest, taxes, depreciation and amortization.

     As of September 30, 1998, the Company had approximately $16.1 million in cash and cash equivalents, $6.6 million in first mortgages assumed in connection with the acquisition of two companies that operate Suburban lodge hotels, and $40.0 million of borrowings under its Senior Credit Facility.

     At September 30, 1998, construction had begun on 15 Company-owned hotels. These hotels are expected to be completed during the fourth quarter of 1998 and the first quarter of 1999. The Company anticipates that the total additional cost to complete construction of these 15 hotels will be approximately $40 million. The Company intends to fund the construction of these hotels with existing cash balances, cash flow from operations, and borrowings under the Senior Credit Facility. While the Company anticipates that there may be some markets where, due to a number of factors (such as the increased cost of using union subcontractors), its development costs will be higher, overall the Company anticipates that in the immediate future a typical 134-guest room Suburban Lodge hotel will cost approximately $4.6 to $4.8 million (approximately $34,000 to $36,000 per guest room). The Company believes that additional capital will be necessary to commence further construction once these 15 hotels have been completed. The Company owns nine additional sites upon which there are no immediate plans to start construction.

     In the future, the Company may seek to increase the amount of its credit facilities, negotiate additional credit facilities or issue debt or equity securities. Any debt incurred or issued by the Company may be secured or unsecured, bear fixed or variable rate interest, and may be subject to such terms and conditions as the Board of Directors of the Company deems prudent.

YEAR 2000 PREPAREDNESS

     The Company utilizes several computer software packages as tools in running its accounting and operations. Management has either tested these programs or obtained written confirmation from the software vendor that such programs will function appropriately after December 31, 1999. The Company is seeking, and has in some cases already obtained, assurances from third parties that their products that are on the Company's premises and are important to its business, such as elevators, will not be disrupted by the Year 2000. The Company has also begun corresponding with outside vendors and service suppliers in order to determine whether any software problems at these entities could result in an operational problem for the Company in the Year 2000. The costs of these activities were minimal.

     The Company is presently developing a formal plan, which it expects to complete by December 31, 1998, for completing its Year 2000 investigation. The Company presently expects to complete its investigation, as specified in such plan by June 30, 1999. The Company believes that its most significant exposure to a disruption of its business is with outside suppliers, particularly those that supply utilities to the Company's hotels.
Accordingly, an important focus of the formal plan will be to determine the Year 2000 issues confronting such suppliers. Because of its geographic dispersion, the Company does not presently anticipate that its operating results would be materially affected should an isolated Year 2000 failure be experienced by any one service supplier.

     Based upon the activities undertaken to date, the Company does not believe it will incur significant costs in completing such plan.

FORWARD LOOKING STATEMENTS

     Certain statements in this Quarterly Report on Form 10-Q, including statements regarding the Company's activities pertaining to the approach of the Year 2000, constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are generally identified by words such as "expects", "believes", "anticipates," etc., and involve known and unknown risks, uncertainties and other factors which may cause the actual results, performances or achievements of the Company to be materially different from the expectation expressed or implied in such statements. Such factors include, among other things, uncertainty as to economic conditions, consumer demand for extended stay lodging, the level of competition in the extended stay market, financial markets, the Company's ability to operate within the limitations imposed by its Senior Credit Facility, development efficiencies, weather delays, zoning delays, the Company's financial condition, its ability to maintain operational and financial systems to manage the rapid growth it has experienced and the accurateness of the assurances the Company has received from third parties concerning the impact of the Year 2000 on their products, services and business.

PART II.  OTHER INFORMATION AND SIGNATURES

Item 1.   Legal Proceedings

     The Company is a defendant in certain shareholder litigation related to the Company's stock offering on October 14, 1997. See
     Note 3 to the consolidated financial statements included herein (Part I Item 1).

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



                                  Suburban Lodges of America, Inc.


Date: November 12, 1998      By:  /s/ PAUL A. CRISCILLIS, JR.
                                    Paul A. Criscillis, Jr.
                                    Vice President, Chief Financial Officer


Date: November 12, 1998      By:  /s/ TERRY J. FELDMAN
                                    Terry J. Feldman
                                    Vice President, Chief Accounting Officer