Form 10-K405
period 1998-12-31
SUBURBAN LODGES OF AMERICA INC
filed 1999-04-01
CIK 1011449

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                               FORM 10-K


         /x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934.

              For the fiscal year ended December 31, 1998

                     Commission File No. 000-28108

                   SUBURBAN LODGES OF AMERICA, INC.
        (Exact name of Registrant as specified in its charter)

                               Georgia
     -------------------------------------------------------------
    (State or other jurisdiction of incorporation or organization)

                               581781184
                 -----------------------------------
                 (I.R.S. Employer Identification No.)

       300 Galleria Parkway, Suite 1200, Atlanta, Georgia 30339
    ---------------------------------------------------------------
    (Address of principal executive offices)             (Zip Code)

  Registrant's telephone number, including area code:  (770) 799-5000

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: Common Stock, Par Value $0.01 Per Share

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes   /x/    No  / /.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10K. /x/

     The aggregate market value of the voting stock held by non-affiliates (which for purposes hereof are all holders other than executive officers and directors) of the Registrant as of March 15, 1999 is $77,999,374 (based on $ 6.5625 per share; the last sales price on the NASDAQ Stock Market on March 15, 1999).

     At March 15, 1999 there were issued and outstanding 15,431,072 shares of Common Stock, par value $0.01 per share.

                  DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive Proxy Statement for the 1999 Annual Meeting of Shareholders are incorporated by reference into
Part III.

                                PART I
ITEM 1.  BUSINESS.

General

   Suburban Lodges of America, Inc. (the "Company" or "Suburban") was incorporated in Georgia in 1987. The Company develops, owns, manages and franchises Suburban Lodge(R) hotels, which are economy extended stay hotels designed to appeal to value-conscious guests seeking to "Lodge
for Less."   The Company believes that the Suburban Lodge chain is one
of the largest lodging chains (based on number of guest rooms and hotels) devoted to serving the economy extended stay market. Suburban Lodge guest rooms are fully furnished and include a combination living room and bedroom, a bathroom and a fully-equipped kitchenette. Weekly maid and linen services, access to cable or satellite television and coin-operated laundromats are also provided to allow guests to stay comfortably for extended periods. Suburban Lodge hotels offer clean, comfortable and attractive accommodations to guests at substantially lower rates than most traditional and other extended stay hotels. Although daily rates are available, substantially all guests pay the Company's weekly rates, which currently range from $149 to $279 for standard guest rooms and from $189 to $324 for larger guest rooms.

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

   The Company believes that several features differentiate Suburban and its hotels from, and provide a competitive advantage over, traditional and other extended stay lodging hotels, such as: (i) its low weekly rates; (ii) guest rooms include fully-equipped kitchenettes; (iii) marketing and pricing to appeal to longer guest stays; (iv) higher occupancy rates; (v) operating efficiencies; (vi) standard design and low construction costs; (vii) attractive unit economics; and (viii) franchising opportunities.

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

   Growth Strategy
   ---------------
   At December 31, 1998, the Company owned and operated 53 Suburban Lodge hotels and franchised 30 additional Suburban Lodge hotels located in 18 states. The Company intends to continue the growth of the Suburban Lodge chain in 1999 by opening approximately 26 additional Suburban Lodge hotels, ten of which are expected to be Company-owned. The addition of these 26 hotels should result in a total of 109 Suburban Lodge hotels by the end of 1999. Twenty-four of these hotels (ten Company-owned and 14 franchised) expected to open in 1999 were under construction at December 31, 1998, and the other two hotels (both franchised) expected to open in 1999 were under development at December 31, 1998. In addition, the Company and its franchisees are developing sites for hotels projected to open in 2000. It is not certain that the Company and its franchisees will be able to complete the development of all of these hotels, or to complete them on schedule.

   Company-owned Development. Suburban develops and operates Company-
   -------------------------
owned hotels nationwide. In selecting particular cities, the Company identifies markets that have high levels of employment and metropolitan statistical areas with populations of 150,000 or more. In considering specific development sites, the Company reviews demographic and traffic studies, the availability and pricing of suitable sites, the costs and risks of development and any other factors deemed relevant, including the experience of the existing hotels. In particular, the Company looks for sites that are exposed to heavily-traveled thoroughfares with nearby retail and restaurant developments and that are located in areas with a substantial number of employers. In order to obtain desirable sites, without delay, the Company may purchase larger sites and sell the excess real estate.

   Franchising and Third Party Development and Management Activities.
   -----------------------------------------------------------------
In addition to operating Company-owned Suburban Lodge hotels, the Company franchises the Suburban Lodge system on a nationwide basis to independent developers and operators and to passive investors who retain the Company to develop and manage their Suburban Lodge hotels. Suburban considers its franchisees to be an integral component of its continued growth and believes its relationship with its franchisees is excellent. Through franchising, the Company intends to accelerate the growth of the Suburban Lodge system, thereby increasing its market presence and brand awareness in both new and existing markets, while generating incremental revenues at an attractive margin. Furthermore, the Company anticipates that the development of a large network of hotels will result in economies of scale in management, marketing and purchasing. Suburban offers franchising opportunities on a national level and believes that its existing infrastructure and experience in franchising the Suburban Lodge concept will be an important factor in executing its franchising strategy.

   Operating Strategies
   --------------------

   Suburban's principal operating strategies are to (i) provide its guests with clean, comfortable and attractive accommodations at weekly rates substantially lower than those offered by most traditional and other extended stay hotels; (ii) control the operating costs at each of its hotels and maintain above industry average operating margins; and (iii) ensure guest satisfaction through a commitment to customer service. Suburban's principal operating strategy is to offer its guests weekly rates substantially lower than those offered by most traditional and other extended stay hotels. The average weekly rate at the 53 Company-owned hotels open during 1998 was $174.85. The average occupancy rate at the 53 Company-owned hotels open during 1998 was 81.8%. The average occupancy rate of the Company's "mature hotels" (hotels open at least twelve months) during 1998 was 87.0%.

   The Company believes that its high average occupancy rate is primarily a result of the combination of its low weekly rates, which appeal to a broad base of potential guests, and its guest-room amenities. In addition, Suburban seeks to minimize costs throughout its operations. The Company is able to control its operating costs because it operates each hotel with a staff of approximately six to eight full-time employees, which is smaller than the staffs at most traditional hotels, maintains limited office hours and provides weekly rather than daily housekeeping. In addition, because the average guest stay is approximately four weeks, the Company has been able to minimize its marketing and advertising efforts while maintaining high occupancies. Longer guest stays also reduce guest check-in traffic and the administrative costs of the hotels.

Operating Practices

   The Company manages its own hotels. Each Suburban Lodge hotel has a general manager, who resides on-site and is responsible for the overall operation of the hotel, and an assistant manager. Managers are trained in all aspects of hotel operations, with particular emphasis placed on customer service, and are given broad authority to make day-to-day operating decisions. Managers are supervised through the Company's management information systems and on-site audits by area managers. Incentive programs allow managers to earn bonuses based on achievement of monthly budgets, personal performance and occupancy rates. The Company provides on-going mandatory training for the managers.

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

   The Company maintains customer service and quality assurance departments. The customer service function provides customers with property information and resolves satisfaction problems and billing discrepancies. The Company's quality assurance department inspects all hotels, both corporate and franchise, to ensure compliance with quality guidelines and operational standards.

Franchise, Development and Management Agreements

   Franchise Agreements
   --------------------

   The Company enters into single unit franchise agreements for an initial term of ten years and three months, with a ten-year renewal option subject to certain conditions, such as a requirement to modernize the hotel and to pay a renewal fee. The initial franchise fee for a single hotel is $30,000 or $225 per guest room, whichever is greater. A monthly royalty fee of four percent of gross revenues becomes payable after three months of operations. Agreements signed prior to August 1, 1997 are subject to an initial fee of $25,000 or

$190 per room, whichever is greater, and a monthly royalty of three percent of gross revenues. Upon notice from Suburban, all franchisees are also required to pay an advertising and marketing fee of one percent of gross revenues and a reservations/referral fee of one percent of gross revenues, to cover the franchisee's share of the costs incurred by Suburban in providing these services. As of March 1, 1999, the Company initiated charges for advertising, and is collecting a relatively small monthly referral fee to pay the costs of the 1-800 guest information line. The Company may increase these fees under certain conditions.

   The Company provides materials and services to assist each franchisee in developing and operating a Suburban Lodge hotel, including development and operating manuals, training, proprietary operating software, prototype architectural plans and specifications, the 1-800 guest information line and Website suburbanlodge.com, semi-annual inspections by Suburban's corporate staff to ensure quality control and advertising materials and layouts.

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

   Development Agreements
   ----------------------

   The Company sometimes performs development and design services for its franchisees, including recommending possible sites, negotiating for the purchase of sites, securing the services of engineers, architects and other professionals, preparing preliminary design documents and design/build budgets, negotiating with contractors and overall monitoring of the development and construction of the Suburban Lodge hotel. The franchisee pays for the cost of all services and expenditures associated with the construction of the hotel, including development fees to the Company. The development agreement terminates upon the completion of the services described, or upon termination of the franchise agreement, whichever occurs first. In addition, in the event either party fails to perform substantially under the agreement, the party not at fault may terminate the agreement upon seven days' written notice. As of December 31, 1998, the Company is developing four Suburban Lodge hotels for individual franchisees pursuant to the terms of its standard development agreement.

   Management Agreements
   ---------------------

   The Company sometimes manages franchised Suburban Lodge hotels for its franchisees. The Company generally offers a five-year management agreement with automatic renewals. Under the agreement, the Company provides certain pre-opening services, operates and manages the hotel and is responsible for all personnel decisions, the negotiation of operating leases and contracts, the preparation of advertising campaigns, the payment of taxes and the general maintenance of the hotel. Suburban also maintains the right to determine all operating policies affecting the appearance of the hotel, the maintenance of the hotel and its standards of operation, the quality of services and other matters affecting customer satisfaction. In addition to a fixed fee for pre-opening services, Suburban will charge a management fee equal to five percent of the hotel's monthly gross revenues. As of the date of this Report, the Company has 17 such management agreements in place, although six of the hotels have not yet opened.

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

   The Company anticipates that competition within the extended stay lodging market will continue to increase substantially in the foreseeable future. A number of other lodging chains and developers are already developing extended stay hotels which may compete with the Company's hotels. In particular, some of these entities have targeted the economy segment of the extended stay market in which the Company competes. The Company may compete for guests and for development sites with certain of these established entities which have greater financial resources than the Company and better relationships with lenders and real estate sellers. These entities may be able to accept more risk than the Company can prudently manage. Further, new or existing competitors might reduce their rates or offer greater convenience, services or amenities or expand or improve hotels in markets in which the Company competes, thereby adversely affecting the Company's business and results of operations.

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

Governmental Regulation

   The lodging industry is subject to numerous federal, state and local government regulations including those relating to building and zoning requirements and those regulating the licensing of lodging facilities by requiring registration, disclosure statements and compliance with specific standards of conduct. For example, certain communities in the Atlanta metropolitan area have enacted zoning ordinances restricting the development of new extended stay hotels. To date, such ordinances have not had an adverse effect on the Company's business; however, the enactment of new ordinances in other jurisdictions in which the Company intends to develop hotels may have an adverse effect on the Company's expansion plans. The Company believes that each of its hotels has the necessary permits and approvals to operate its respective business, and the Company intends to continue to obtain such permits and approvals for its new hotels. Additionally, the Company is subject to laws governing its relationship with employees, including minimum wage requirements, overtime, working conditions and work permit requirements.

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

Employees

   As of December 31, 1998, the Company employed 641 persons.
Suburban expects that it will increase the number of its employees as it expands its business. The Company's employees are not subject to any collective bargaining agreements. Management believes that its relationship with its employees is good.

Executive Officers of the Registrant

         Name                  Age                            Position
         ----                  ---                            --------
 David E. Krischer             50      Chairman of the Board, Chief Executive Officer and President
 Dan J. Berman                 34      Vice President Franchising and Director
 Seth H. Christian             34      Vice President Operations
 Paul A. Criscillis, Jr.       49      Vice President Chief Financial Officer
 Terry J. Feldman              55      Vice President Chief Accounting Officer and Treasurer
 G. Hunter Hilliard            56      Vice President Construction
 Peter Ordal                   40      Vice President Marketing
 Kevin R. Pfannes              44      Vice President Development and Secretary

   David E. Krischer.  Mr. Krischer formed the Company in 1987 to
   -----------------
develop a national chain of economy extended stay hotels and has served as its President and Chairman since inception. Mr. Krischer has over 15 years of experience in real estate development, has been involved in the hospitality industry for more than 12 years and currently is the Chairman of the Extended Stay Lodging Council, a division of the American Hotel & Motel Association. From 1974 to 1986, he was a partner with two Atlanta law firms, Arrington, Rubin, Winter, Krischer & Goger and Costanzo & Krischer, where his practice focused on general business and real estate law and real estate syndication.

   Dan J. Berman.  Mr. Berman joined the Company in September 1993 as
   -------------
its Vice President - Franchising and has been a director since March 1996. Prior to joining the Company, Mr. Berman practiced commercial law in New York City with the firm Young and Young from September 1990 to May 1993. Mr. Berman received the degrees of Juris Doctor and Master of Business Administration from Emory University Law and Business Schools in 1990.

   Seth H. Christian.    Mr. Christian joined the Company in November
   -----------------
1987 and was elected Vice President - Operations in January 1989. From 1983 through 1987, he served as General Manager of Hotel/Restaurant Management, Inc., an Atlanta-based hospitality company. Mr. Christian is a member of the Board of Directors of the Arthritis Foundation, Georgia Chapter. Mr. Christian received a Bachelor of Arts degree in economics from Georgia State University in 1988.

     Paul A. Criscillis, Jr.   Mr. Criscillis joined the Company as
     ----------------------
Vice President - Chief Financial Officer in August 1998. Prior to joining the Company, Mr. Criscillis had, since 1985, served as Vice President - Chief Financial Officer for Atlanta-based Crown Crafts, Inc., a manufacturer of textile home furnishings products. Prior to joining Crown Crafts, Mr. Criscillis was associated with the public accounting firm of Deloitte & Touche from 1971 to 1985, the last two years as a partner in that firm's New York practice office. Mr. Criscillis graduated, with honors, from the University of Kentucky in 1971 with a Bachelors degree in Accounting.

   Terry J. Feldman.  Mr. Feldman joined the Company in January 1995
   ----------------
and has been serving as its Treasurer and Chief Accounting Officer since August 1998. He has over 30 years of experience in real estate accounting and finance. Prior to joining the Company, Mr. Feldman served as the Vice President and Chief Financial Officer of Unity Mortgage, Inc., a home mortgage lender, from July 1992 to July 1994. Mr. Feldman served as the Vice President and Chief Financial Officer of Anderson Properties, Inc., a commercial real estate company in Atlanta, from 1984 to 1992. From 1977 to 1984, he served in treasury and financial planning capacities at Days Inns of America, Inc. Mr. Feldman is a Certified Public Accountant.

   G. Hunter Hilliard.  Mr. Hilliard joined the Company in April 1987
   ------------------
as its Vice President - Construction. In addition, since 1980, Mr. Hilliard has been the sole shareholder and Secretary of Acreage Investment Corporation, a real estate and construction consulting firm. He has over 26 years of experience in the development and construction of single and multi-family housing, retail centers and office space.

   Peter Ordal.   Mr. Ordal has 19 years of travel related marketing
   -----------
experience. Prior to joining the Company in 1998, Mr. Ordal was a founding executive with South Carolina based Air South Airlines. Previous affiliations include Director of Marketing for Braniff Airlines and five years with The Walt Disney Company in the strategic alliances area. Mr. Ordal has also worked with several major marketing agencies including BBDO and Interpublic Worldwide. He holds a B.A. degree from Rollins College in Winter Park, Florida.

   Kevin R. Pfannes.  Mr. Pfannes joined the Company in January 1996
   ----------------
and was elected Vice President - Development in February 1996. He has 19 years of legal and business experience in the development, acquisition, leasing and financing of a broad range of commercial real estate transactions. From July 1992 through January 1995, Mr. Pfannes served as counsel and Director of Operations of General Innkeeping Acceptance Corporation, a wholly-owned subsidiary of Holiday Inns, Inc., which provided financing for Holiday Inn hotels. From January 1986 to July 1992, Mr. Pfannes was a self-employed attorney, and his practice focused on hotel and other commercial real estate matters. Mr. Pfannes served as Development and Real Estate Counsel for Holiday Inns, Inc. from 1984 to 1986. From 1979 to 1984, Mr. Pfannes worked for the Chicago law firm of Rooks, Pitts and Poust, where his practice focused on real estate and lending matters.

     The Company's officers serve at the pleasure of the Board of Directors. Terry J. Feldman has notified the Company that he will resign from his positions with the Company effective April 9, 1999.

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

ITEM 2.  DESCRIPTION OF HOTELS.

   At December 31, 1998, there were 83 existing Suburban Lodge hotels located in 18 states. These hotels contain an aggregate of 11,202 guest rooms and have an average of 135 guest rooms. A newly developed Suburban Lodge hotel is built using either a two-story or three-story interior or exterior corridor design. The two designs have similar architectural styles and guest room floor plans. The majority of Suburban Lodge guest rooms are uniform in size, and weekly rates at both Company and franchise hotels for single occupancy currently range from $149 to $279 for standard guest rooms and from $189 to $324 for larger guest rooms. Each hotel includes guest rooms, a general manager's apartment, an office and a guest laundry room. Each guest room includes a combination living room and bedroom, a fully-equipped kitchenette and access to satellite or cable television. Each Suburban Lodge hotel also offers weekly housekeeping and linen service.

   The following tables set forth certain information as of December 31, 1998 with respect to both Company-owned and franchised existing hotels, hotels under construction and hotels under development.

                                                                             Number
                                                            Date                of
 Existing Hotels (As of 12/31/98)                          Opened            Rooms(1)
 --------------------------------                          ------            --------
 Company-Owned:

 Atlanta (Forest Park), GA                                 Mar-88               126
 Atlanta (Fulton Industrial), GA                           Dec-88               107
 Atlanta (Norcross), GA                                    Jun-89               128
 Birmingham (Oxmoor), AL                                   Jul-90               151
 Atlanta (Mableton), GA(2)                                 Jun-93                79
 Greenville (Mauldin Road), SC                             Sep-93               130
 Charlotte (Matthews), NC                                  Aug-95               139
 Atlanta (Lilburn/Highway 78), GA                          Nov-95               132
 Atlanta (Conyers), GA                                     Apr-96               138
 Atlanta (Roswell), GA                                     Jun-96               136
 Atlanta (Douglasville), GA                                Jun-96               132
 Louisville (Preston Highway), KY                          Aug-96               150
 Atlanta (Tara Blvd.), GA                                  Sep-96               138
 Greenville (Wade Hampton Blvd.), SC                       Oct-96               126
 Atlanta (Indian Trail/I-85), GA                           Nov-96               149
 Knoxville (Kingston Pike), TN                             Dec-96               132
 Atlanta (Northside Drive), GA                             Jan-97               150
 Chesapeake, VA                                            Feb-97               132
 Atlanta (Gwinnett Place), GA                              Feb-97               138
 Charlotte (Presley I-77), NC                              Mar-97               132
 Charlotte (University), NC                                Apr-97               138
 Memphis (Hickory Ridge), TN                               Jun-97               144
 Newport News, VA                                          Jul-97               134
 Charleston (North Charleston), SC                         Aug-97               138
 Virginia Beach, VA                                        Oct-97               138
 Dayton-South, OH                                          Oct-97               129
 Chattanooga, TN                                           Oct-97               132
 Indianapolis-NW, IN                                       Nov-97               135
 Mobile, AL                                                Nov-97               132
 St. Louis (Hazelwood), MO                                 Nov-97               136
 Cincinnati (Fairfield), OH                                Nov-97               131

                                                                             Number
                                                            Date                of
 Existing Hotels (As of 12/31/98)                          Opened            Rooms (1)
                                                           ------            --------

 Company-Owned (Continued):
 --------------------------
 Columbus (Eastland),OH                                    Dec-97               139
 St. Louis (St. Charles),OH                                Dec-97               130
 Columbia (Broad River), SC                                Dec-97               132
 Dallas-North Central, TX                                  Dec-97               144
 San Antonio-North, TX                                     Dec-97               137
 Arlington-South, TX(4)                                    Dec-97               132
 Jackson, MS                                               Jan-98               132
 Columbus-NW (Franklin), OH                                Jan-98               127
 Columbus-Northland, OH                                    Jan-98               135
 Indianapolis-East, IN                                     Jan-98               135
 Arlington-North, TX(4)                                    Mar-98               132
 Chicago (Downers Grove), IL                               Apr-98               133
 El Paso (Airport), TX                                     Jun-98               138
 Houston (FM1960), TX                                      Jul-98               138
 Houston (NASA), TX                                        Jul-98               132
 Dallas (Carrollton), TX                                   Aug-98               138
 Chicago (O'Hare Airport)                                  Aug-98               125
 San Antonio-NE, TX                                        Sep-98               133
 Salt Lake City (Midvale), UT                              Oct-98               140
 Minneapolis (Burnsville), MN                              Nov-98               135
 Cincinnati (Colerain), OH                                 Nov-98               133
 Birmingham (Center Point), AL                             Nov-98               136
                                                                              -----
 Subtotal                                                                     7,088
                                                                              -----
 Franchised:

 Birmingham (Riverchase/Pelham), AL                        Jun-92               122
 Atlanta (Stone Mountain), GA                              Nov-92               132
 Atlanta (Marietta), GA                                    Aug-94               132
 Birmingham (Inverness/Greystone), AL                      Sep-95               130
 Savannah (Abercorn), GA                                   Mar-96               130
 Atlanta (Lawrenceville), GA                               Jun-96               132
 Atlanta (Decatur), GA                                     Oct-96               133
 Louisville (Jeffersontown), KY                            Feb-97               144
 Jacksonville (Bay Meadows), FL                            Apr-97               138
 Atlanta (Woodstock), GA                                   Jul-97               138
 Cincinnati (Florence), KY                                 Aug-97               144
 Valdosta (Valdosta-Mall Area), GA                         Aug-97               138
 Montgomery (Montgomery Mall), AL                          Sep-97               144
 Nashville (Harding Place), TN                             Oct-97               126
 Fayetteville (Bragg Blvd), NC                             Oct-97               138
 Charlotte (Pineville), NC                                 Oct-97               137
 Raleigh-South, VA                                         Feb-98               144
 Augusta-West (Bobby Jones), GA                            Feb-98               138
 Savannah-North, GA                                        Apr-98               138
 Eagle (Vail Valley, CO) "Extra"                           Jun-98               118
 Atlanta (Stockbridge), GA                                 Jun-98               150


                                                                              Number
                                                            Date                of
 Existing Hotels (As of 12/31/98)                          Opened            Rooms(1)
 -------------------------------                           ------            --------

 Franchised (Continued):

 Albany (Albany Mall), GA                                  Jun-98                138
 Jacksonville (Orange Park), FL                            Jun-98                144
 Greensboro (Wendover I-40), NC                            Sep-98                144
 Louisville-East (Westport Rd), KY                         Sep-98                128
 Orlando (Central Park), FL                                Oct-98                144
 Atlanta (Chamblee), GA                                    Oct-98                150
 Memphis (Bartlett), TN                                    Nov-98                144
 Phoenix (Gilbert), AZ                                     Nov-98                138
 Dothan (Ross Clark Circle), AL                            Dec-98                138
                                                                               -----
 Subtotal                                                                      4,114
                                                                              ------
 System-wide Total                                                            11,202
                                                                              ======


 Hotels Under Construction
 -------------------------                                Estimated           Number of
 (As of 12/31/98)                                        Opening(3)           Rooms(1)
 ----------------                                        ----------           --------

 Company Owned:

 South Salt Lake, UT                                  1st Quarter 1999           136
 Minneapolis (Coons Rapids),MN                        1st Quarter 1999           135
 Houston-NW (I-290), TX                               1st Quarter 1999           132
 Albuquerque, NM                                      1st Quarter 1999           135
 Tampa-Largo, FL                                      1st Quarter 1999           132
 Dallas (Texas Stadium), TX                           2nd Quarter 1999           138
 San Antonio (Leon Valley),TX                         2nd Quarter 1999           132
 Denver (Aurora), CO                                  2nd Quarter 1999           137
 Denver (Sheridan), CO                                2nd Quarter 1999           135
 Richmond, VA                                         3rd Quarter 1999           137
                                                                               -----
 Subtotal                                                                      1,349
                                                                               -----
 Franchised:

 Daytona Beach, FL                                    1st Quarter 1999           135
 Houston (Cy Fair-1960), TX                           1st Quarter 1999           150
 Atlanta (Thornton Rd), GA                            1st Quarter 1999           150
 Richmond (Broad @ N. Parham), VA                     1st Quarter 1999           143
 Nashville (Hermitage), TN                            1st Quarter 1999           127
 Stuart, FL                                           1st Quarter 1999           126
 Melbourne, FL "Extra"                                2nd Quarter 1999           132
 Atlanta (Sandy Springs), GA "Extra"                  2nd Quarter 1999            71
 Orlando (Casselberry), FL                            2nd Quarter 1999           138
 Macon (Eisenhower Pkwy), GA                          2nd Quarter 1999           150

                                                                             Number
Hotels Under Construction                                Estimated             of
 (As of 12/31/98)                                        Opening(3)         Rooms (1)
-------------------------                                ----------         ---------

 Franchised (Continued):
 Gautier, MS                                          2nd Quarter 1999           126
 Athens (UGA), GA                                     2nd Quarter 1999           138
 Orlando (University Studios-Escape), FL              3rd Quarter 1999           150
 Jacksonville (St. John's Bluff), FL                  3rd Quarter 1999           138
                                                                               -----
 Subtotal                                                                      1,874
                                                                               -----

 Total Under Construction                                                      3,223
                                                                               =====

                                                                              Number
 Hotels Under Development                                                       of
 (As of 12/31/98)                                                            Rooms (1)
 ------------------------                                                    ---------
 Company-Owned:

 Austin-North, TX                                                                132
 Tampa (Dale Mabry), FL                                                          144
 F. Lauderdale (Oakland Park), FL                                                135
 Tampa (Brandon), FL                                                             149
 Houston (Astrodome), TX                                                         138
 Kansas City (Lenexa), KS                                                        150
 Phoenix (Tempe), AZ                                                             138
 Chicago (Villa Park), IL "Extra"                                                 80
 Denver (Tech Center), CO                                                        155
 Philadelphia (Franklin Mills), PA                                               132
 Pittsburgh (North Hills), PA                                                    129
 Plano, TX                                                                       132
 Detroit (Fraser), MI                                                            140
 Philadelphia (Valley Forge), PA                                                 140
 Cincinnati (Sharonville), OH                                                    132
                                                                               -----
                                                                               2,026
                                                                               -----
 Franchised:

 Tampa (Airport-West), FL                                                        136
 Pensacola (Warrington), FL                                                      128
                                                                             --------
 Subtotal                                                                        264
                                                                             --------

 Total Under Development                                                        2,029
                                                                             ========
----------------------------

(1)  The number of guest rooms does not include the general manager's apartment.
(2)  The Mableton hotel was acquired in June 1993 and converted into a
     Suburban Lodge hotel in October 1994.
(3) The Company believes that each of the hotels under construction or development will open during the period indicated.  However, the
    Company and its franchisees may not be able to complete the construction and development of all of these hotels on schedule.
    See Item 1   "Certain Factors Affecting Forward Looking
    Statements."
(4) The Arlington-North, TX and Arlington-South, TX hotels were acquired from a franchisee in July, 1998.
(5) Total number of guest rooms under development does not reflect franchise hotels where room counts have not yet been determined.

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

                                PART II
ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

Price Range of Common Stock

   The Common Stock is quoted on The Nasdaq Stock Market under the symbol "SLAM." The following table sets forth for the periods indicated the high and low transaction prices of the Common Stock on The Nasdaq Stock Market. As of March 15, 1999, there were approximately 100 holders of record and 2,600 beneficial owners, respectively, of the Common Stock.

                                                                           Price Range
                                                                      --------------------
       Year Ending December 31, 1998                                   High           Low
                                                                       ----           ----
       First Quarter......................................            $18.25        $12.25
       Second Quarter  . . . . . . . . . . . . . . . . . .            $19.38        $14.63
       Third Quarter . . . . . . . . . . . . . . . . . . .            $16.00        $ 6.25
       Fourth Quarter  . . . . . . . . . . . . . . . . . .            $ 9.81        $ 6.25

       Year Ending December 31, 1997
       First Quarter..................................                 $22.25       $15.39
       Second Quarter  . . . . . . . . . . . . . . . . . .             $22.50       $15.13
       Third Quarter . . . . . . . . . . . . . . . . . . .             $27.88       $18.25
       Fourth Quarter  . . . . . . . . . . . . . . . . . .             $30.25       $10.50


   The Company has not paid dividends on its Common Stock during fiscal years 1997 and 1998. The Board of Directors intends to continue a policy of retaining earnings to finance the Company's growth and, therefore, does not anticipate paying any such dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA.

            SELECTED CONSOLIDATED HISTORICAL FINANCIAL DATA
                   SUBURBAN LODGES OF AMERICA, INC.
            (In thousands, except per share and operating data)

For the year:                           1998         1997         1996        1995         1994
------------------------------------------------------------------------------------------------
Hotel revenues                       $ 44,756     $ 21,822     $  8,349     $ 4,727     $  4,194
Franchise and other revenue             1,702        1,373          917         460          151
Total revenue                          46,458       23,195        9,266       5,187        4,345
Hotel operating expenses               22,754       11,204        3,910       2,072        1,768
Income from operations                 12,059        7,107        3,031       1,755        1,424
Net income<F1>                          2,562        6,724        2,385         677          632
Earnings per share:
  Basic and diluted                  $   0.17     $   0.53
  Pro forma <F2>                                               $   0.31
Operating data<F3>:
  Average weekly rate<F4>            $ 174.85     $ 157.27     $ 155.84     $136.19     $128.69
  Weekly RevPAR <F4>                 $ 142.60     $ 134.13     $ 138.92     $130.93     $125.74


At year end:
------------------------------------------------------------------------------------------------
Total assets                        $307,535      $242,854     $131,000     $15,004     $ 9,640
Long-term debt                        74,735        25,005       15,000      13,818      10,072
Operating data:
   Number of hotels open
    Owned                                 53            39           14           6           5
    Franchised                            30            17           10           6           4
    System-wide                           83            56           24          12           9

<F1>  Prior to the Company's initial public offering on May 29, 1996, the Company's hotels were owned by entities that were not subject to income taxes. Accordingly, net income for 1994, 1995 and a portion of 1996 does not reflect a provision for income taxes with respect to earnings generated by the Company's hotels.

<F2>  Prior to the Company's initial public offering on May 29, 1996, the number of outstanding shares of the Company was substantially less than the number of such shares outstanding after the initial public offering. Accordingly, the Company believes that the presentation of historical per share information for periods prior to 1997 is not meaningful. For comparative purposes, pro forma earnings per share for the year ended December 31, 1996 have been calculated by dividing net income adjusted to provide for income taxes, assuming a 37.5% effective income tax rate, by the weighted number of shares of common stock deemed to have been outstanding during the period.

<F3>  Data is for Company-owned hotels.

<F4>  Information for 1994 and 1995 has been calculated from the date the hotel was opened or acquired. Commencing in 1996, this data is calculated starting on the first day of the calendar month following the date the hotel was opened.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


RESULTS OF OPERATIONS

COMPANY-OWNED HOTEL STATISTICS BY REGION FOR THE YEAR ENDED
DECEMBER 31, 1998

The following table sets forth certain information regarding the performance of the Company's hotels by geographic region for the year ended December 31, 1998:

                                                          Total    Average Age
                            AWR     Occupancy     RevPAR  Hotels     (years)
-------------------------------------------------------------------------------
Mid Atlantic Region       $172.01     86.8%      $149.38    10         2.6
Midwest Region             180.46     77.6        138.42    15          .9
Southeast Region           172.03     85.9        148.13    19         3.6
Southwest Region           177.09     66.4        117.51     9          .6
-------------------------------------------------------------------------------
All Company-Owned         $174.85     81.8%      $142.60    53         2.1
-------------------------------------------------------------------------------
All Mature
  Company-Owned <F1>      $167.76     87.0%      $146.62    31         3.2
===============================================================================

<F1> Mature hotels are those which have operated for at least one year as of the end of the period for which data is presented.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1998 TO THE YEAR ENDED
DECEMBER 31, 1997

     Total hotel revenue for the year ended December 31, 1998 was approximately $44,756,000, which was an increase of $22,934,000, or 105%, over the year ended December 31, 1997. Room revenue increased by approximately $23,291,000, of which approximately $11,750,000 was attributable to the full year results of the 31 mature hotels. The increase in mature hotel room revenue was impacted by an increase in the AWR from $152.82 to $167.76, and a decrease in occupancy from 91% to 87%. On July 31, 1998, the Company acquired two existing hotels from a franchisee. The total room revenue from these two properties was approximately $774,000. In addition, approximately $10,767,000 of the increase in room revenue was attributable to hotels open less than a full year. Occupancy for all Company hotels decreased from 85% to 82% as a result of the ramp up associated with the 22 hotels open less than a full year. However, the AWR for all Company hotels increased from $157.27 to $174.85.

     Franchise and other revenue from corporate operations for the year ended December 31, 1998, which includes management, franchise and development revenue, was approximately $1,702,000, compared to $1,373,000 for the year ended December 31, 1997. Management fees increased from $14,000 to $353,000 as a result of fees earned on 11 agreements to manage hotels for franchisees. Franchise revenue for the year increased approximately $378,000, from $701,000 in 1997 to $1,079,000 in 1998. The franchise revenue for the year ended December 31, 1998 reflects $393,000 in initial franchise fees, representing
15 hotel openings compared to $327,000 and 12 hotel openings during the year ended December 31, 1997. Franchise royalties and other revenue on open hotels was approximately $686,000 for the year ended December 31, 1998. Development and construction revenue totaled approximately $245,000 for the year ended December 31, 1998, compared to $636,000 for the year ended December 31, 1997.

     Hotel operating expenses increased approximately $11,550,000, or 103%, to approximately $22,754,000 for the year ended December 31, 1998, from approximately $11,204,000 for the year ended December 31, 1997.
Of this increase, approximately $4,895,000 relates to the increase in the mature properties, which includes the full year expenses for 17 properties opened or acquired during 1997, and approximately
$6,655,000 pertains to the opening and year to date expenses for the 22 hotels, which opened or were acquired in 1998. Hotel operating margins at all Company hotels remained relatively constant at 49.2% in 1998 compared to 48.7% for 1997, reflecting the stabilized margins at the 31 mature hotels.

     Corporate operating expenses increased $1,721,000, or approximately 76%, to $3,975,000, due to additional staffing in the financial, management, training and marketing segments of the business, as well as office rent, travel expenses, insurance, and legal and professional fees. Depreciation and amortization increased to $5,492,000 from approximately $2,630,000 reflecting both the full year expense for the 1997 openings as well as the partial year expense for the 1998 openings and acquisitions. Interest expense increased to $202,000 for the year ended December 31, 1998. This increase reflects interest, net of amounts capitalized to construction in progress, and loan amortization costs associated with the Senior Credit Facility described under "Liquidity and Capital Resources."

     On July 9, 1998, the Company purchased an interest rate lock in connection with the planned public issuance of $100,000,000 in subordinated debt. Subsequent to the purchase of the rate lock, demand in the public market for subordinated debt declined dramatically. Therefore, the Company abandoned the planned debt offering. Interest rates fell significantly after the purchase of the interest rate lock, even though such rates were at then historical lows at the time of purchase, and the Company incurred a $10,440,000 loss upon settlement of the rate lock on December 3, 1998. In total, approximately $10.6 million was charged against 1998 earnings for losses incurred in connection with the rate lock and for certain legal, accounting and other costs associated with the abandoned debt offering.

     As the public debt market demand declined, markets for other forms of debt also became more volatile. Due to the uncertain outlook for financing, the Company substantially reduced its development activities beginning in September 1998. A decision was made to defer or cancel the purchase of several potential hotel sites that had not yet been acquired. Accordingly, costs of $1,960,000 were recorded in 1998 to recognize the losses incurred in connection with the abandonment of such sites. The Company also incurred lease abandonment costs of $218,000 in connection with its move to a new headquarters building during the fourth quarter of 1998.

     Excess funds were invested to generate interest income for the year ended December 31, 1998 of approximately $2,236,000 compared to $2,924,000 for the year ended December 31, 1997. The decrease in interest income of approximately $688,000 was due to lower invested cash balances in 1998, as funds derived from a secondary offering in October 1997 were deployed in the acquisition of land, construction of new hotels, and the acquisition of two existing hotels. The Company anticipates that it will recognize less interest income and more interest expense in future periods due to lower cash balances to be used for investment purposes, higher average debt levels and fewer construction projects upon which interest is capitalized.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1997 TO THE YEAR ENDED
DECEMBER 31, 1996

   Total revenue for the year ended December 31, 1997 was approximately $23,195,000, which was an increase of $13,929,000 or 150%, over the year ended December 31, 1996. Room revenue for the year increased by approximately $12,281,000. Approximately $8,485,000 of this increase was attributable to the partial year to date room revenue for hotels which opened in 1997 and approximately $3,796,000 of the increase in room revenue was attributable to hotels open a full year as of December 31, 1997. The average weekly rate increased only 1% from $155.84 to $157.27, primarily because the prior years' AWR was inflated by the Olympics in Atlanta. Company wide occupancy declined from 90% to 85%, primarily because of the ramp-up period associated with the new hotels opened or acquired in 1997. Finally, the total rooms available increased by 149% over 1996 from 2,093 to 5,208.

   Franchise and other revenue from corporate operations for the year ended December 31, 1997, which includes management, franchise and development revenue, was approximately $1,373,000, an increase of $456,000 or approximately 50% over the year ended December 31, 1996. Franchise fees and other revenue for the year increased $267,000, or approximately 62%, from $434,000 in 1996 to $701,000 in 1997. Total franchise revenue reflects initial franchise fees on 12 new Suburban Lodge hotels opened in 1997 and increased royalties on open hotels. Development revenue increased approximately $208,000, primarily as a result of the development of additional hotels on behalf of third-party investors.

     Hotel operating expenses increased $7,294,000 or approximately 187% to $11,204,000 for the year ended December 31, 1997 from $3,910,000 for the year ended December 31, 1996. Approximately $2,518,000 of this increase reflects the full year expenses for the hotels which opened in 1996, and approximately $4,776,000 was attributable to the hotel operating expenses at hotels which opened in 1997. Depreciation increased $1,842,000 or approximately 234% principally as a result of the hotels that opened in 1997. In addition, the Company incurred loan amortization costs associated with the Line of Credit. Company wide hotel operating margins decreased from 53.2% to 48.7% from December
31, 1996 to December 31, 1997, primarily as a result of the fixed operating costs associated with the new hotels opened in 1997.

     Corporate operating expenses increased $717,000 or approximately 47% to $2,254,000 due to additional staffing in the financial, management and development segments of the business, legal and professional fees associated with being a public company, and increases in office, travel, and other general overhead expenses. Interest expense for the year ended December 31, 1997 decreased to $179,000 from $556,000 for the year ended December 31, 1996.
The decrease is primarily attributable to the use of a portion of the net proceeds from the initial public offering ("IPO") to retire all the then existing debt.

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


LIQUIDITY AND CAPITAL RESOURCES

     From May 29, 1996, the date of the Company's initial public offering, through December 30, 1998, its principal sources of capital were the proceeds from three public offerings of its common stock, borrowings available under a bank credit facility and operating cash flow. On December 30, 1998, the Company completed the financing of 27 hotels with Finova Realty Capital Corporation, totaling $75,530,000. The loan is collateralized by the real estate associated with the 27 hotels, bears interest at a fixed rate of 8.25%, amortizes principal based on a 25 year term, and matures on December 30, 2008. The loan requirements are related to the payment of debt and no other provisions restrict or prohibit the Company from future borrowings.

     Under the bank credit facility, PNC Bank, N.A., as agent, and three participating banks had committed to provide the Company with a total of $75.0 million in borrowing capacity. The bank credit facility bore interest, at the Company's option, at (i) the higher of PNC's prime rate or the federal funds rate plus one-half percent or (ii) the Euro-Rate plus 150 to 225 basis points, based upon a variable leverage ratio. Borrowings under the bank credit facility were secured by a collateral pool of the Company's hotels, many of which were removed from the banks' collateral pool in order to become security for the loan described in the preceding paragraph. Upon closing the Finova loan, the Company repaid $65.0 million that it had borrowed under the bank credit facility. At December 31, 1998, a total of six hotel properties remained assigned to the banks' collateral pool, providing the Company with a borrowing capacity of approximately $14.0 million from the banks at that date.

     Under the related credit agreement with the banks, the Company was required to satisfy certain operating performance criteria. The bank credit facility restricted, among other items, acquisitions, the incurrence of indebtedness or liens, the geographic concentration of hotel locations and the sale of assets. The bank credit facility also prohibited certain loans and advances to third parties, investments in joint ventures and the repurchase of the Company's common equity securities. Subsequent to December 31, 1998, the Company and the banks terminated the bank credit facility prior to its otherwise scheduled maturity of December 15, 2000. At March 28, 1999, the Company had entered into negotiations with another bank for the establishment of a new credit facility.

     As of December 31, 1998, the Company had approximately $19.2 million in cash and cash equivalents, $6.6 million in first mortgages assumed in connection with the acquisition of two companies that operate
Suburban Lodge hotels and $75.5 million of borrowings with Finova
Realty Capital Corporation.

     At December 31, 1998, construction had begun on ten Company-owned hotels. These hotels are expected to be completed during the first half of 1999. The Company anticipates that the total additional cost to complete construction of these ten hotels will be approximately $17.6 million. The Company intends to fund the construction of these hotels with existing cash balances, cash flow from operations and funds provided by the sale of one hotel to a franchisee. Management believes that cash flow generated from operations will be sufficient to fund its operating cash requirements for the next twelve months. While the Company anticipates that there may be some markets where, due to a number of factors (such as the increased cost of using union subcontractors), its development costs will be higher, overall the Company anticipates that in the immediate future, a typical 134-guest room Suburban Lodge hotel will cost approximately $4.6 to $4.8 million (approximately $34,000 to $36,000 per guest room). The Company believes that additional capital will be necessary to commence further construction once these ten hotels have been completed. The Company owns ten additional sites which it plans to develop in the future utilizing existing cash balances, cash flow from operations, and future borrowings.

     In the future, the Company may seek to negotiate bank credit facilities to supplement its cash flow, or to issue debt or equity securities. Any debt incurred or issued by the Company may be secured or unsecured, bear fixed or variable rate interest, and may be subject to such terms and conditions as the Board of Directors of the Company deems prudent; however, there are no assurances that the Company can access the credit markets in the future.

YEAR 2000 PREPAREDNESS

     The Year 2000 issue may materialize from the widespread use of computers that rely on two-digit date codes to perform certain computations or decision-making functions. Many of these computers or systems may fail to recognize that the year 1999 is followed by the Year 2000, that the Year 2000 is a leap year, or that 99 or 00 does not mean the end of the file or program. Due to this failure, a malfunction might occur in products/processes using a microprocessor with two-digit year presentation.

     Suburban has established the Suburban Year 2000 Project to identify potential risk areas and introduce action plans and guidelines for managing Year 2000 issues. As part of the Year 2000 Project, a task force was created, directed by the CEO and consisting of representatives of various Suburban departments. The task force is performing the following functions: identify systems; inventory components of systems; assess systems and components for potential
Year 2000 risks; renovate and replace systems or components, if necessary; and test the renovated and replaced systems and components.

     Suburban has completed an initial inventory of its computer hardware and software and determined that the Company has a limited number of critical operating systems and applications.
Specifically, those systems and applications include:
the proprietary property management software utilized at all corporate and franchised hotels ("Property Management System"); software for accounting applications; ADP payroll processing software; and commercial software for routine office applications.

     The contract developer of the Property Management System has confirmed to Suburban in writing that the software is Year 2000 compliant. In addition, the Company has reviewed the system, tested it with live data, and it appears to function accurately in a Year 2000 environment.

     Suburban has received written documentation from the vendor of the accounting applications software certifying that the software can properly interpret dates subsequent to December 31, 1999. Suburban has not independently tested this system to confirm Year 2000 compliance but it has plans to do so in the second quarter of 1999.

     Suburban has not yet received written certification from ADP that its payroll software systems are Year 2000 compliant. The Company has performed remedial work on its ADP payroll software systems and believes that they are presently compliant. The Company will run tests during the second quarter of 1999 to verify Year 2000 compliance of these systems.

     The vendor of certain commercial software utilized by Suburban for routine office applications has indicated that such applications can be made Year 2000 compliant through specific procedures which Suburban is in the process of implementing. Upon final implementation of these procedures, Suburban intends to perform additional testing to ensure that these applications are Year 2000 compliant. The Company believes that any required remediation will be complete by December 31, 1999.

     The detailed scope of the Year 2000 Project for Suburban facilities includes an analysis of both information technology and non-information based systems (such as micro-controllers and other embedded chips) for such matters as building management, security, credit card processing, fire safety systems, electronic locks, elevators, telephones, heating and air-conditioning systems and general equipment. Suburban expects to complete identification of relevant Year 2000 issues for such systems and equipment during the second quarter of 1999 and to implement any necessary upgrades during the second half of 1999.

     Suburban's ability to continue normal business operations into the Year 2000 will, to a large extent, depend upon the individual Year
2000 compliance efforts of all of its vendors, including basic utilities and telecommunications companies. In the summer of 1998, Suburban began consideration of the effect of Year 2000 issues on its vendors and other business partners. Suburban began categorizing its suppliers as critical or non-critical and aims during the first half of 1999 to verify the status of the products from all critical suppliers, as well as their continued performance into the year 2000. Written requests have been made of the vendors to provide letters regarding their Year 2000 status. The Company continues to receive written responses to its requests, which for the most part indicate that its vendors and suppliers are currently, or will timely be, Year 2000 compliant. However, notwithstanding these efforts, for certain vendors and suppliers it may not be possible to determine with certainty whether they are Year 2000 compliant. To the extent that the Company cannot reasonably determine the Year 2000 compliance status of mission-critical vendors, or if it reasonably determines that such vendors or suppliers will not be timely Year 2000 compliant, the Company intends to seek alternate sources for such products and supplies before the end of 1999.

     At present, Suburban does not anticipate that material incremental costs will be incurred in connection with the Year 2000 Project. To date, Suburban has not experienced any known negative impacts on operations, management, or financial reporting as a result of Year
2000 issues. No significant costs have been incurred to date. Suburban anticipates that remaining Year 2000 preparedness activities will be completed primarily with existing internal personnel. Accordingly, the total costs of the Year 2000 Project have not been separately estimated, but are expected to be minimal over the course of the Project. The Year
2000 Project has not resulted in deferral of spending for other systems and equipment as planned. Cost estimates may vary in the future and will be updated as Suburban considers updating and replacement of any systems and applications or learns additional information concerning the status of its and third parties' Year 2000 compliance.

     Based upon current information, Suburban believes that the Year 2000 problem will not have a material adverse effect on the Company, its business or its financial condition. There can, however, be no assurances that Year 2000 remediation by Suburban or third parties will be properly and timely completed, and failure to do so could have a material adverse effect on the Company, its business and its financial condition. Suburban, like other hotels, depends on the continued support of its customers and the availability of public utilities. Customers may accelerate or postpone travel and business affairs based upon Year 2000 concerns. Hotels may not be able to operate if telecommunications, transportation, energy, water and sewer availability are disrupted. Each of these "most likely worst case" scenarios is beyond the immediate control of Suburban and would have a material and adverse impact on occupancies, revenues and earnings. The likelihood and costs of these interruptions are not known or presently quantifiable. Suburban is in the process of developing contingency plans with respect to certain aspects of these scenarios and other
Year 2000 issues to lessen as much as possible the adverse impacts, and intends to take steps so that all such contingency plans are implemented during the second half of 1999. The anticipated costs of implementing these contingency plans are not presently known. The Company does not expect to have a plan to overcome the entire effects on its business from a large scale failure or disruption of passenger transportation or transportation systems generally, the loss of utility and/or telecommunications services or errors or failures in financial transactions, payment processing or banking systems due to the arrival of the Year 2000.

     Factors that could result in additional costs to and disruptions of the Company's Year 2000 Project and business include, but are not limited to: new information Suburban may discover concerning the status of Year 2000 compliance of company systems, software and facilities; failures of others, including public utilities, financial institutions, communications companies, transportation providers, computer manufacturers and software providers, as well as other providers of resources upon which Suburban relies, to identify, disclose and address Year 2000 issues accurately and on a timely basis; the inability of Year 2000 consultants, experts and advisers to adequately identify and address Year 2000 issues as planned; and the effectiveness and costs of contingency plans Suburban may develop as it learns more about the status of its own and others' Year 2000 compliance and readiness.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company plans to adopt SFAS 133 in 2000, and does not presently expect such adoption to have any effect on the Company's financial statements at that time.

FORWARD-LOOKING STATEMENTS

     Certain statements in this Annual Report, including statements regarding the Company's activities pertaining to the approach of the Year 2000, constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are generally identified by words such as "expects," "believes," "anticipates," etc., and involve known and unknown risks, uncertainties and other factors which may cause the actual results, performances or achievements of the Company to be materially different from the expectation expressed or implied in such statements. Such factors include, among other things, uncertainty as to economic conditions, consumer demand for extended stay lodging, the level of competition in the extended stay market, financial markets, the Company's ability to obtain a new bank line of credit, development efficiencies, weather delays, zoning delays, the Company's financial condition, its ability to maintain operational and financial systems to manage the rapid growth it has experienced, and the accurateness of the assurances the Company has received from third parties concerning the impact of the Year 2000 on their products, services and business.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The Company's operating results and cash flows are subject to fluctuations from changes in interest rates and foreign currency exchange rates. The Company's cash and cash equivalents are short-term, highly liquid investments with original maturities of three months or less consisting entirely of U.S. Government securities or government backed securities. As a result of the short-term nature of the Company's cash and cash equivalents, a change in market interest rates does not impact the Company's operating results or cash flow.

   At December 31, 1998, $6.6 million of the Company's long-term debt bears interest at floating rates. Because these interest rates are variable, an increase in interest rates would result in additional interest expense and a reduction in interest rates would result in reduced interest expense which would have a corresponding impact on the Company's earnings and cash flow. The remaining $75.6 million of the Company's long-term debt bears interest at fixed rates of approximately 8.25%. A change in market interest rates is not expected to be material to these fixed rate obligations.


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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

   None.

                               PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

   The information contained under the heading "Information about the Nominees and the Continuing Directors" in the definitive Proxy Statement to be used in connection with the solicitation of proxies for the Company's 1999 Annual Meeting of Shareholders, to be filed with the Commission, is incorporated herein by reference. Pursuant to instruction 3 to paragraph (b) of Item 401 of Regulation S-K, information relating to the executive officers of the Company is included in Item 1 of this Report.

ITEM 11.  EXECUTIVE COMPENSATION.

   The information contained under the heading "Executive Compensation" in the definitive Proxy Statement to be used in connection with the solicitation of proxies for the Company's 1999 Annual Meeting of Shareholders, to be filed with the Commission, is incorporated herein by reference. In no event shall the information contained in the Proxy Statement under the heading "Shareholder Return Performance Graph" be deemed incorporated herein by such reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

   The information contained under the heading "Beneficial Ownership of Securities and Voting Rights-Voting Securities and Principal Holders" in the definitive Proxy Statement to be used in connection with the solicitation of proxies for the Company's 1999 Annual Meeting of Shareholders, to be filed with the Commission, is incorporated herein by reference. For purposes of determining the aggregate market value of the Company's voting stock held by nonaffiliates, shares held by all directors and executive officers of the Company have been excluded. The exclusion of such shares is not intended to, and shall not, constitute a determination as to which persons or entities may be "affiliates" of the Company as defined by the Commission.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

   The information contained under the heading "Certain Transactions" in the definitive Proxy Statement to be used in connection with the solicitation of proxies for the Company's 1999 Annual Meeting of Shareholders, to be filed with the Commission, is incorporated herein by reference.

                                PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
          8-K.

(a) The following financial statements and notes thereto are incorporated by reference in Item 8 of this Report:

     1.     Financial Statements

            Description
            -----------

            Independent Auditors' Report
            Consolidated Balance Sheets at December 31, 1998 and 1997 Consolidated Statements of Operations for the years ended
              December 31, 1998, 1997 and 1996
            Consolidated Statements of Changes in Shareholders'
              Equity for the years ended December 31,
              1998, 1997 and 1996
            Consolidated Statements of Cash Flows for the years ended
              December 31, 1998, 1997 and 1996
            Notes to Consolidated Financial Statements

   2.     Financial Statement Schedules

          Schedule V -  Valuation and Qualifying Accounts

    All other schedules have been omitted since such information is either included in the financial statements or notes or is not required.

   3.     Exhibits

   The exhibits set forth below are required to be filed with this Report pursuant to Item 601 of Regulation S-K:


<CAPTION

                                                    Incorporated by
                                                       Reference to                                               Exhibit
Exhibit                                            Registration or File       Form of                            Number in
  No.       Description                                   Number              Report         Date of Report       Report
---------------------------------------------------------------------------------------------------------------------------

 3.1        Amended and Restated Articles of              333-2876              S-1        March 28, 1996**       3.1
            the Company
 3.2        Amended and Restated By-laws of the          000-28108             10-K         March 28,1997         3.2
            Company, Amended as of March 17,
            1997
 4.1        Form of Common Stock Certificate of           333-2876           Amendment       May 7, 1996          4.1
            the Company                                                     No. 1 to S-
                                                                                 1
 10.1       Form of Acquisition Agreement and             333-2876              S-1         March 28, 1996       10.1
            Plan of Merger (with accompanying
            schedule)
 10.2       Purchase and Sale Agreement by and            333-2876              S-1         March 28, 1996       10.2
            between Suburban Holdings, L.P. and
            Gulf Coast Associates, Ltd.
 10.3       Purchase and Sale Agreement by and            333-2876              S-1         March 28, 1996       10.3
            between Suburban Holdings, L.P. and
            Omnicorp Resources, Inc.
 10.4       Form of Agreement and Consent of              333-2876              S-1         March 28, 1996       10.4
            Partners of each of the Affiliated
            Entities and Third Party Sellers



                                                    Incorporated by
                                                       Reference to                                               Exhibit
Exhibit                                            Registration or File       Form of                            Number in
  No.       Description                                   Number              Report         Date of Report       Report
---------------------------------------------------------------------------------------------------------------------------

 10.5       Suburban Lodges of America, Inc.              333-2876           Amendment       May 7, 1996         10.5
            Stock Option and Incentive Award                                No. 1 to S-
            Plan                                                                 1
 10.6       Suburban Lodges of America, Inc.              333-2876           Amendment       May 7, 1996         10.6
            Non-Employee Directors' Stock                                   No. 1 to S-
            Option and Fee Plan                                                  1
 10.7       Form of Indemnification Agreement             333-2876              S-1         March 28, 1996       10.7
            between Suburban Lodges of America,
            Inc. and its directors and officers
 10.8       Registration Rights Agreement among           333-2876              S-1         March 28, 1996       10.8
            Suburban Lodges of America, Inc.
            and Certain Shareholders
 10.9       Form of Franchise Agreement, as              333-35871          Amendment      October 9, 1997      10.9.a.
            amended                                                         No. 2 to S-
                                                                                 3
 10.10      Form of Development and                       333-2876              S-1         March 28, 1996       10.10
            Design/Building Agreement
 10.11      Form of Management Agreement                  333-2876              S-1         March 28, 1996       10.11
 10.12      Management Agreement between                  333-2876              S-1         March 28, 1996       10.12
            Suburban Management, Inc. and Gulf
            Coast Associates, Ltd.
 10.13      Consulting Agreement with Legacy              333-2876              S-1         March 28, 1996       10.13
            Securities Corp.
 10.14      Acknowledgment and Agreement                  333-2876              S-1         March 28, 1996       10.14
            between Suburban Lodges of America,
            Inc. and Young Consulting, Inc. re.
            Company's proprietary computer
            software
 10.15      Suburban Lodge 401(k) Savings Plan            333-2876              S-1          May 20, 1996        10.15
 10.16      Rights Agreement                              333-2876           Amendment       May 7, 1996         10.16
                                                                            No. 1 to S-
                                                                                 1
 10.17      Commitment Letter for the Line of             333-2876           Amendment       May 7, 1996         10.17
            Credit                                                          No. 1 to S-
                                                                                 1
 10.18      Preliminary Agreement for a License          000-28108             10-K         March 28, 1997       10.18
            to Develop a Suburban Lodge Unit
            between Suburban- Franchise
            Systems, Inc. and E.E.B. Lodging
            Systems LLC
 10.19      Preliminary Agreement for a License          000-28108             10-K         March 28, 1997       10.19
            to Develop a Suburban Lodge Unit
            between Suburban-Franchise Systems,
            Inc. and E.E.B. Lodging Systems LLC
            II
 10.20      Development and Design/Build                 000-28108             10-K         March 28, 1997       10.20
            Agreement for Suburban Lodge of
            Arlington South
 10.21      Development and Design/Build                 000-28108             10-K         March 28, 1997       10.21
            Agreement for Suburban Lodge of
            Lewisville, Texas
 10.22      Registration Rights Agreement among          000-28108              8-K         March 17, 1997       10.19
            the Registrant and Certain
            Shareholders


                                                    Incorporated by
                                                       Reference to                                               Exhibit
Exhibit                                            Registration or File       Form of                            Number in
  No.       Description                                   Number              Report         Date of Report       Report
---------------------------------------------------------------------------------------------------------------------------

 10.23      Office Lease between the Registrant          333-35871          Amendment      October 9, 1997       10.20
            and Massachusetts Mutual Life                                   No. 2 to S-
            Insurance Company                                                    3
 10.24      Deed to Secure Debt and Security                 *
            Agreement with Finova Realty
            Capital Inc. and schedule of
            omitted documents
 10.25      Promissory Note to Finova Realty                 *
            Capital Inc. and schedule of
            omitted documents
 10.26      Security Agreement in favor of                   *
            Finova Realty Capital Inc. and
            schedule of omitted documents
 10.27      Assignment of Financial Agreements               *
            and Franchisor's Consent and
            Subordination of Franchise
            Agreements in favor of Finova
            Realty Capital Inc. and schedule of
            omitted documents

 10.28      Change of Control Agreement                      *

 21.1       Subsidiaries of the Registrant                   *
 23.1       Consent of Deloitte & Touche,                    *
            L.L.P.
 27.        Financial Data Schedule                          *


*  Filed herewith.
** Originally filed on the date set forth above and refiled pursuant to Regulation S-T on May 7, 1996.


(b) No reports on Form 8-K have been filed during the last quarter covered by this report.







                     Index to Financial Statements
               and Consolidated Financial Statement Schedule

 Index to Consolidated Financial Statements and
    Consolidated Financial Statement Schedule          F-1
 Independent Auditors' Report                          F-2
 Consolidated Balance Sheets at December 31, 1998      F-3
    and 1997
 Consolidated Statements of Operations for the         F-4
    years ended December 31, 1998, 1997 and 1996
 Consolidated Statements of Changes in Shareholders'
    Equity for the years ended December 31, 1998,
    1997 and 1996                                      F-5
 Consolidated Statements of Cash Flows for the         F-6
    years ended December 31, 1998, 1997 and 1996
 Notes to Consolidated Financial Statements            F-7
 Schedule V - Valuation and Qualifying Accounts        F-20



INDEPENDENT AUDITORS' REPORT


Board of Directors
Suburban Lodges of America, Inc.



We have audited the accompanying consolidated balance sheets of Suburban Lodges of America, Inc. ("Suburban Lodges") as of December
31, 1998 and 1997, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. Our audits also include the consolidated financial statement schedule listed in the Index to Consolidated Financial Statements and Consolidated
Financial Statement Schedule. These consolidated financial statements and consolidated financial statement schedule are the responsibility of Suburban Lodges' management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis,evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Suburban Lodges as of December 31, 1998 and 1997, and the consolidated results of its operations and cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic financial statements as a whole, presents fairly, in all material respects, the information set forth therein.


/s/ DELOITTE & TOUCHE LLP



Atlanta, Georgia
February 26, 1999


                              Suburban Lodges of America, Inc.

                               CONSOLIDATED BALANCE SHEETS

(in thousands)
December 31,                                                     1998              1997
----------------------------------------------------------------------------------------
Assets:
Current assets:
  Cash and cash equivalents                                  $  19,178         $  62,650
  Restricted cash                                                                 11,000
  Accounts receivable, net of reserves of
    $99 (1998) and $51 (1997)                                      568               193
  Hotel inventory and supplies                                   1,684               858
  Prepaid and refundable income taxes                            2,754               835
  Deferred income taxes                                            904               218
  Prepaid expenses and other current assets                      2,956             2,400
----------------------------------------------------------------------------------------
     Total current assets                                       28,044            78,154
Property and equipment, net of accumulated depreciation
  and amortization of $10,764 (1998) and $5,383 (1997)         272,030           161,145
Notes receivable                                                 5,455             2,800
Deferred loan costs                                              1,552               661
Other assets                                                       454                94
----------------------------------------------------------------------------------------
Total assets                                                  $307,535          $242,854
========================================================================================
Liabilities and shareholders' equity:
Current liabilities:
  Current portion of long-term debt                           $  7,465          $    126
  Construction accounts payable                                  6,847             4,611
  Trade accounts payable                                         2,448             1,614
  Accrued liabilities                                            2,558             1,742
  Income taxes payable                                             316
  Other current liabilities                                        382               524
----------------------------------------------------------------------------------------
    Total current liabilities                                   20,016             8,617
Long-term debt, excluding current portion                       74,735            25,005
Deferred income taxes                                            1,026                99
Other liabilities                                                  114                81
----------------------------------------------------------------------------------------
    Total liabilities                                           95,891            33,802
----------------------------------------------------------------------------------------
Shareholders' equity:
  Common stock, $0.01 par value per share,
    100,000,000 shares authorized                                  154               154
  Additional paid-in capital                                   200,190           200,160
  Retained earnings                                             11,300             8,738
----------------------------------------------------------------------------------------
    Total shareholders' equity                                 211,644           209,052
----------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                    $307,535          $242,854
========================================================================================

See notes to consolidated financial statements.

                         Suburban Lodges of America, Inc.

                       CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)
Year Ended December 31,                                   1998            1997            1996
-----------------------------------------------------------------------------------------------
Revenue:
  Hotel revenues                                       $ 44,756         $21,822          $8,349
  Franchise and other revenue                             1,702           1,373             917
-----------------------------------------------------------------------------------------------
     Total revenue                                       46,458          23,195           9,266
-----------------------------------------------------------------------------------------------
Operating costs and expenses:
  Hotel operating expenses                               22,754          11,204           3,910
  Corporate operating expenses                            3,975           2,254           1,537
  Lease termination costs                                   218
  Site acquisition cancellation expense                   1,960
  Depreciation and amortization                           5,492           2,630             788
-----------------------------------------------------------------------------------------------
     Total operating costs and expenses                  34,399          16,088           6,235
-----------------------------------------------------------------------------------------------

Income from operations                                   12,059           7,107           3,031

Other income (expense):
  Interest income                                         2,236           2,924             957
  Interest expense                                         (202)           (179)           (556)
  Public debt transaction abandonment costs             (10,633)
  Other                                                     294             200
-----------------------------------------------------------------------------------------------
  Income before income taxes                              3,754          10,052           3,432
Provision for income taxes                                1,192           3,328           1,047
-----------------------------------------------------------------------------------------------
Net income                                             $  2,562        $  6,724          $2,385
===============================================================================================

Earnings per common share:
  Basic                                                $    0.17       $   0.53
  Diluted                                              $    0.17       $   0.53
  Pro forma                                                                              $  0.31

Weighted average number of common
  shares outstanding:
  Basic                                                   15,430         12,693
  Diluted                                                 15,430         12,693
  Pro forma                                                                                6,924

See notes to consolidated financial statements.

                                        Suburban Lodges of America, Inc.

                           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                        Common Stock     Additional
                                    --------------------   Paid-in       Capital       Partners'     Total
(Dollars in Thousands)              Shares        Amount    Capital     (Deficit)       Capital     Capital
--------------------------------------------------------------------------------------------------------------
Balances - December 31, 1995      3,730,453                $      1     $ (1,562)        $1,660      $     99
Distributions to partners                                                                  (700)         (700)
Corporate organization                                         (774)       1,191           (960)         (543)
Issuances of common stock,
  net of offering costs           7,795,359        $115     110,837                                   110,952
Net income                                                                 2,385                        2,385
-------------------------------------------------------------------------------------------------------------
Balances - December 31, 1996     11,525,812         115     110,064        2,014             --       112,193
Issuance of common stock
  for acquisition of four hotels    601,690           6      10,524                                    10,530
Issuance of common stock
  to non-employee directors           1,725                      30                                        30
Issuance of common stock,
  net of offering costs           3,300,000         33       79,542                                    79,575
Net income                                                                 6,724                        6,724
-------------------------------------------------------------------------------------------------------------
Balances - December 31, 1997      15,429,227       154      200,160        8,738             --       209,052
Issuance of common stock
  to non-employee directors            1,845                     30                                        30
Net income                                                                 2,562                        2,562

-------------------------------------------------------------------------------------------------------------
Balances - December 31, 1998      15,431,072      $154     $200,190      $11,300         $   --      $211,644

See notes to consolidated financial statements.


                                              Suburban Lodges of America, Inc.

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
Year Ended December 31,                                             1998           1997          1996
-------------------------------------------------------------------------------------------------------
Operating activities:
  Net income                                                  $    2,562      $   6,724       $   2,385
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization of property and equipment        5,492          2,630             788
    Site acquisition cancellation expense                          1,960
    Net change in deferred income tax assets and liabilities        (368)           310            (397)
    Stock compensation                                                30             30
    Gain on sale of land                                            (294)
    Changes in operating assets and liabilities:
      Accounts receivable                                           (347)           (98)            (33)
      Other current assets                                        (3,233)        (2,967)         (1,002)
      Other assets                                                   117            (19)            389
      Trade accounts payable                                         722            856             676
      Other current liabilities                                      422          1,237             563
      Other liabilities                                               33             86
-------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                          7,096          8,789           3,369
-------------------------------------------------------------------------------------------------------
Investing activities:
  Additions to property and equipment                           (108,957)       (89,863)        (37,838)
  Proceeds from sale of land                                         885
  Increase in construction accounts payable                        2,236          2,586           1,481
  Acquisitions, net of cash acquired                              (2,279)
  Other                                                           (3,086)        (2,800)
-------------------------------------------------------------------------------------------------------
Net cash used by investing activities                           (111,201)       (90,077)        (36,357)
-------------------------------------------------------------------------------------------------------
Financing activities:
  Proceeds from issuances of common stock                                        79,575         110,952
  Amounts borrowed under line of credit                           40,000         10,000          15,000
  Repayment of line of credit borrowings                         (65,000)
  Decrease (increase) in restricted cash                          11,000        (11,000)
  Proceeds from issuance of long-term debt                        75,530                          2,815
  Principal payments on long-term debt                               (58)       (12,507)        (15,008)
  Net additions to deferred loan costs                              (839)          (470)           (250)
  Repayment of advances from affiliates                                                          (1,625)
  Distributions to partners                                                                        (700)
  Distributions associated with the corporate organization                                         (543)
-------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                         60,633         65,598         110,641
-------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents             (43,472)       (15,690)         77,653
Cash and cash equivalents at beginning of period                  62,650         78,340             687
-------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                    $   19,178      $  62,650       $  78,340
========================================================================================================
Supplemental cash flow disclosures:
  Cash paid for income taxes                                  $     3,163     $   3,975       $     830
========================================================================================================
  Cash paid for interest expense, net of amounts capitalized  $       195     $     170       $     588
========================================================================================================

See notes to consolidated financial statements.

                       SUBURBAN LODGES OF AMERICA, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


BUSINESS ACTIVITIES

Suburban Lodges of America, Inc. and its subsidiaries (collectively, the "Company") own, operate, grant franchise rights to and manage for third parties extended stay hotels that operate under the Company's proprietary Suburban Lodge brand name. At February 26, 1999, 92 Suburban Lodge hotels were operating in 19 states. The Company owns and operates 57 hotels and third parties own 35 hotels. The Company manages the operations of 14 of the third-party hotels on behalf of the franchisees. At February 26, 1999, an additional 17 hotels (five Company-owned, 12 franchised) were under construction.

BASIS OF PRESENTATION

The consolidated financial statements include the accounts and operations of Suburban Lodges of America, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions are eliminated in the preparation of such consolidated financial statements.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts of assets and liabilities and contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

REVENUE RECOGNITION

Hotel revenues are recognized as earned. Reserves are established for estimated unrecoverable amounts. Recognition of initial franchise fees, which are collected at various intervals prior to the opening of the hotels, is deferred until the franchised hotel has commenced operations. Development fees, management fees and ongoing franchise fees are recognized when earned.

PRE-OPENING COSTS

Non-capital expenditures incurred prior to opening new hotels are expensed as incurred.

EARNINGS PER COMMON SHARE

Prior to the Company's initial public offering on May 29, 1996, a substantial portion of the Company's operating income was not subject to income taxes because the hotels were owned by entities that operated as partnerships or as limited liability companies. Further, prior to May 29, 1996, the number of outstanding shares of Suburban Lodges of America, Inc. was substantially less than the number of such shares outstanding after the initial public offering. Accordingly, the Company believes that the presentation of historical per share information for the year ended December 31, 1996, would not be meaningful.

                      Suburban Lodges of America, Inc.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)


Pro forma earnings per common share for the year ended December 31, 1996, have been calculated by dividing net income adjusted to provide for income taxes assuming a 37.5% effective income tax rate by the weighted number of shares of common stock deemed to have been outstanding during the period.

Earnings per common share for 1997 and 1998 have been computed under the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share." The net income amounts used in the calculations of basic and diluted earnings per common share are the same. The average numbers of common shares used in the calculations of basic and diluted earnings per common share are also the same as there were no dilutive common share equivalents. At December 31, 1998 and 1997, stock options outstanding under the Company's various stock option plans represented the only securities that could potentially dilute earnings per common share in the future.

CASH EQUIVALENTS

Cash equivalents are highly liquid unrestricted investments with a final maturity of no more than three months when acquired.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. The cost of land includes the contractual purchase price of the site, other costs incurred in connection with its acquisition, such as engineering and environmental reports, and associated overhead. The cost of hotels includes the direct costs of construction plus capitalized interest and construction overhead through the date the hotel is substantially complete and ready for its intended use.

Hotels are depreciated on a straight-line basis over an estimated useful life of 40 years. Corporate office leasehold improvements are amortized on a straight-line basis over the life of the related lease. Prior to October 1, 1996, depreciation of furniture, fixtures and equipment was calculated using the double-declining-balance method. Since that date, furniture, fixtures and equipment are depreciated on a straight-line basis over estimated useful lives ranging from five to seven years.

Maintenance and repairs are charged to operations as incurred, and major renewals and betterments are capitalized. When property or equipment is sold or otherwise disposed of, the asset and related accumulated depreciation are removed from the accounts, and the gain or loss is included in operations.

The Company reviews the net carrying value of its hotels and other long-lived assets if any facts and circumstances suggest that their recoverability may have been impaired. The Company believes that no such impairment exists at December 31, 1998.

DEFERRED LOAN COSTS

Costs associated with obtaining and maintaining debt financing are capitalized as deferred loan costs, and are amortized over the life of the related debt instrument.

                      Suburban Lodges of America, Inc.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)

STOCK-BASED COMPENSATION

The Company accounts for stock options using the intrinsic value method and issues only stock options that have an exercise price that is equal to or more than the market price of the underlying shares at the date of grant. Accordingly, no compensation expense is recorded in the accompanying statements of earnings with respect to the grant of stock options.

RECLASSIFICATIONS

Certain reclassifications have been made to the December 31, 1997 and 1996 financial statements to conform them to the December 31, 1998 presentation.

NEW ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company plans to adopt SFAS 133 in 2000, and does not presently expect such adoption to have any effect on the Company's financial statements at that time.


NOTE 2 - CORPORATE ORGANIZATION AND HOTEL ACQUISITIONS

On May 29, 1996, in connection with its initial sale of common stock to the public, the Company acquired from affiliated entities seven operating hotels and two hotels under construction for 875,062 shares of common stock, and two additional hotels under construction for $2.5 million in cash (the "Corporate Organization"). The acquisition of hotels for stock was accounted for in a manner similar to a pooling of interests on the basis of common ownership and control. The acquisition of hotels for cash was accounted for as a purchase on the basis of the cash price paid for the hotels. Additionally, other cash payments totaling $485,000 were made for the redemption of a minority partnership interest and other distributions associated with the Corporate Organization.

At the same time, the Company also acquired from third parties an operating hotel, two hotels under construction and two hotels in the development phase for a total purchase price of approximately $10.0 million. Such purchase price was paid by the delivery of $4.7 million in cash, 144,314 shares of common stock and the assumption of approximately $2.8 million in debt secured by certain of the acquired properties. All hotels acquired from third-party sellers were recorded at the acquisition cost of the hotel.

                      Suburban Lodges of America, Inc.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)

On February 28, 1997, the Company purchased four Atlanta-area Suburban Lodge hotels from a third-party franchisee in exchange for 601,690 shares of common stock and the assumption of $12.5 million of debt.
On July 31, 1998, the Company acquired two companies, each of which operates a Suburban Lodge hotel in Arlington, Texas, for an aggregate purchase price of approximately $2.5 million. A director of the Company was a minority shareholder in these two companies. A second director had an indirect family interest in the two companies. Prior to the acquisitions, the Company's Board of Directors (excluding those members of the Board with a direct or indirect interest in the companies acquired) reviewed and approved the terms of the related Purchase Agreements. The acquisitions were treated as purchases; accordingly, operations of the acquired companies are included in the consolidated statements of operations commencing on the date of acquisition. The hotels acquired by the Company had opened in December 1997 and March 1998, respectively. Had the acquisitions occurred on January 1, 1997, the Company's operating results for 1997 and 1998 would not have differed materially from the reported results.

The Company's allocation of purchase price to assets acquired and liabilities assumed was as follows (in thousands):

Property and equipment                                 $ 9,971
Other assets                                               420
--------------------------------------------------------------
Total assets                                            10,391
Notes payable                                           (6,597)
Other liabilities                                       (1,289)
--------------------------------------------------------------
Net assets acquired                                      2,505
Less cash acquired                                        (226)
--------------------------------------------------------------
Purchase price, net of cash                            $ 2,279
==============================================================

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

December 31,                                           1998             1997
-----------------------------------------------------------------------------
Land and improvements,
including land under development                   $  53,223        $  30,621
Buildings and improvements                           175,198          108,013
Furniture, fixtures and equipment                     19,597           12,130
Construction in progress                              34,776           15,764
-----------------------------------------------------------------------------
Property and equipment, at cost                    $ 282,794        $ 166,528
=============================================================================

Additions to hotels for the years ended December 31, 1998, 1997 and 1996, respectively, included $3,885,000, $1,711,000 and $194,000 of interest incurred on funds borrowed to finance construction.

                      Suburban Lodges of America, Inc.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)

NOTE 4 - LONG-TERM DEBT

Long-term debt consists of the following (in thousands):
December 31,                                       1998         1997
-----------------------------------------------------------------------
8.25% fixed rate mortgage loans,
   due December 31, 2008                          $75,530
Floating rate revolving credit
    facility, maturing December 14, 2000                       $25,000
Capital leases                                        103          131
Other                                               6,567
-----------------------------------------------------------------------
                                                   82,200        25,131
Less current portion                                7,465           126
-----------------------------------------------------------------------
Long-term debt, excluding
   current portion                                $74,735       $25,005
=======================================================================

     The mortgage loans were issued on December 29, 1998, and require monthly payments of principal and interest totaling approximately $596,000 commencing February 1, 1999, based upon a 25-year amortization schedule. A total of 27 Company-owned hotels, with a net depreciated value of approximately $99.2 million at December 31, 1998, are pledged as collateral on these obligations.

     The Company's revolving credit facility with a group of four participating banks was terminated by the Company subsequent to December 31, 1998. Borrowings under the credit facility bore interest, at the Company's option, at (i) the higher of the agent bank's prime rate or the federal funds rate plus one-half percent or (ii) the Euro-Rate plus 150 to 225 basis points, based upon a variable leverage ratio. Borrowings under the credit facility were secured by a collateral pool of properties. The credit facility restricted, among other things, the incurrence of indebtedness, the sale of assets and the incurrence of liens. The credit facility also prohibited certain distributions, including the payment of cash dividends and the repurchase of the Company's common stock. In addition, the Company was required to satisfy, among other things, certain financial performance criteria that included the maintenance of minimum levels of net worth and earnings before interest, taxes, depreciation and amortization.

     On July 31, 1998, in connection with its acquisition of two companies, the Company assumed certain notes with outstanding principal balances totaling $6,597,000. At December 31, 1998, the average interest rate on these notes was 7.5%. Under the terms of the related acquisition agreement, the Company is obligated to repay these loans in full prior to July 31, 1999.

                      Suburban Lodges of America, Inc.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)

     During 1998, the Company purchased an interest rate lock in connection with the planned issuance of $100,000,000 in subordinated debt. Subsequent to the purchase of the rate lock, public demand for subordinated debt declined dramatically and the Company abandoned its planned debt offering. As public debt market demand declined, markets for other forms of debt also became more volatile, and the Company decided to defer or cancel the purchase of several potential hotel sites that had not yet been acquired. As a result of these decisions, expenses of $8.2 million, net of income taxes, were recognized during 1998 to cover costs associated with the abandoned debt transaction, including the loss incurred upon settlement of the interest rate lock, and the termination of negotiations with respect to several hotel sites.

The aggregate maturities of long-term debt for the five years subsequent to December 31, 1998, are as follows (in thousands):

Year Ended December 31,
------------------------------------
1999                         $7,465
2000                          1,063
2001                          1,146
2002                          1,210
2003                          1,311


NOTE 5 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash equivalents, accounts receivable, accounts payable, and accrued liabilities reflected in the financial statements approximates fair value because of the short-term nature of these instruments. Based on interest rates currently available to the Company for borrowings similar to those reflected in the December 31, 1998 and 1997 balance sheets, the Company estimates that the carrying value of its long-term debt approximates fair value at such dates.

                      Suburban Lodges of America, Inc.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)


NOTE 6 - INCOME TAXES

The provisions for income taxes are summarized as follows (in thousands):

Year Ended December 31,                     1998       1997     1996
---------------------------------------------------------------------
Current income tax provision               $1,560     $3,018   $1,059
Deferred income tax provision
  (credit)                                   (368)       310      (12)
---------------------------------------------------------------------
Total provision for income taxes           $1,192     $3,328   $1,047
=====================================================================

The tax effects of temporary differences that comprise the deferred tax liabilities and assets are as follows (in thousands):

December 31,                                   1998      1997
--------------------------------------------------------------
Gross deferred income tax liability:
Property and equipment                       $1,166     $   99
--------------------------------------------------------------
Gross deferred income tax assets:
Net operating loss carryforward - state         414
Unearned franchise fees                         189        102
Unearned guest income                           180         97
Reserves for site acquisition cancellation      104
Other                                           157         19
--------------------------------------------------------------
Total gross deferred income tax assets        1,044        218
--------------------------------------------------------------
Net deferred income tax liability (asset)    $  122      $(119)
--------------------------------------------------------------

The following is a reconciliation of the statutory federal income tax rate to the Company's effective tax rates:

Year Ended December 31,                         1998     1997    1996
---------------------------------------------------------------------
Statutory federal income tax rate              34.0%    34.0%   34.0%
State income taxes                              0.7      2.0     1.4
Income not subject to tax                      (4.4)   (2.9)    (4.5)
Other                                           1.5             (0.4)
---------------------------------------------------------------------
Effective income tax rate                      31.8%   33.1%    30.5%
---------------------------------------------------------------------

                      Suburban Lodges of America, Inc.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)

NOTE 7 - STOCK OPTION PLANS

The Company has three stock option plans that provide for the grant of stock options to employees and non-employee directors. The Company's Stock Option and Incentive Award Plan (the "1996 Plan") provides for the grant of up to 750,000 shares of the Company's common stock to officers and key employees. The Company's Nonemployee Directors' Stock Option and Fee Plan (the "Directors' Plan") provides for the grant of up to 100,000 shares to the Company's nonemployee directors. The Company's Employee Stock Option Plan (the "1997 Plan") provides for the grant of up to 700,000 shares to all full-time employees who are not participants in either the 1996 Plan or the Directors' Plan.

At December 31, 1998, 50,000, 86,500 and 248,200 shares, respectively, were available for grant under the 1996 Plan, the Directors' Plan and the 1997 Plan. Options outstanding under these Plans were granted at prices that were either equal to or greater than the market price of the stock on the date granted, expire either five or ten years from the date granted and vest over service periods that range from one to four years.

The following table summarizes stock option activity during each of the three years ended December 31, 1998:

                                      Number       Exercise Price    Weighted Avg.
                                    of Shares         per Share     Exercise Price
----------------------------------------------------------------------------------
Outstanding, January 1, 1996            --
Granted                             404,500        $17.00 - $18.70     $17.10
Outstanding, December 31, 1996      404,500         17.00 -  18.70      17.10
Granted                             383,221         13.00 -  27.38      20.77
Outstanding, December 31, 1997      787,721         13.00 -  27.38      18.88
Granted                             806,155         10.25 -  19.00      13.67
Canceled                           (428,486)        12.38 -  27.38      17.73
Outstanding, December 31, 1998    1,165,390         10.25 -  18.70      13.92

     On December 14, 1998, the Company's Board of Directors adopted a resolution reducing to $13.50 per share the exercise price of stock options issued to employees under the 1997 Plan with an original exercise price per share that was greater than $13.50. As a result, 396,056 options with an average exercise price of $18.75 per share were repriced. No options held by the Company's officers or directors were affected by this repricing.

                      Suburban Lodges of America, Inc.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)


     No options were exercisable at December 31, 1996. The number of options exercisable at December 31, 1997 and 1998 were 104,500 and 232,963, respectively. A summary of stock options outstanding and exercisable as of December 31, 1998, follows:

                                      Options Outstanding       Options Exercisable
------------------------------------------------------------------------------------
                                             Average
Range of                           Number    Remaining Average   Number     Average
Exercise                             of        Life   Exercise     of       Exercise
Prices                            Options    (Years)    Price    Options     Price
------------------------------------------------------------------------------------
$10.25                            300,000      9.6     $10.25       --          --
$11.63 - $13.31                    48,383      9.1      12.98       --          --
$13.50                            403,507      8.9      13.50     23,963     $13.50
$16.25 - $18.70                   413,500      7.1      17.09    209,000      17.10

Had the Company recorded compensation expense for its stock option plans instead of following the intrinsic value method, the Company's pro forma net income would have been $1,675,000 ($0.11 per share) for the year ended December 31, 1998, $6,228,000 ($0.49 per share) for the year ended December 31, 1997, and $1,933,000 ($0.28 per share) for the year ended December 31, 1996. The fair value of each stock option grant used in the determination of these pro forma amounts was determined using the Black-Scholes option pricing model with the following weighted average assumptions:

                                  1998     1997    1996
-------------------------------------------------------
Risk-free interest rate           5.0%     6.0%    6.3%
Expected dividend yield           0.0%     0.0%    0.0%
Expected life (in years)          4.5      4.5     4.0
Expected volatility               58.3%    43.3%   46.0%
Fair value of options granted    $7.16   $9.15    $7.05


NOTE 8 - SEGMENT AND RELATED INFORMATION

The Company operates in three reportable segments, hotel operations, franchising operations, and corporate and support services. The Company was founded in 1987 as an owner-operator of economy extended-stay hotels, the first of which opened in 1988. Since that date, the majority of the Company's revenues have been derived from its hotel operations segment, primarily in the form of room revenues. Since 1992, the Company has franchised the Suburban Lodge brand to third parties. The corporate and support services segment provides hotel management, site development and construction management services to Company-owned hotels, and information technology, quality assurance, marketing and customer satisfaction services to both owned and franchised hotels. The Company also offers fee-based hotel management, site development and construction management services to third-party franchisees. For internal reporting purposes, the Company allocates management fees to Company-owned hotels. These fees appear as intersegment revenues and fees under the appropriate segments in the table below.

                      Suburban Lodges of America, Inc.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)

The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

The Company evaluates the performance of its operating segments based on net operating income, which is defined as income before income taxes, nonrecurring items, interest income, interest expense and other nonoperating income.

Summarized financial information concerning the Company's reportable segments is shown in the following table (in thousands):

                                                                               Corporate
                                                Hotel         Franchising     and Support
                                              Operations       Operations       Services           Total
---------------------------------------------------------------------------------------------------------
Year Ended December 31, 1998
Revenues from external customers               $ 44,756         $1,079         $   623           $ 46,458
Intersegment revenues                                                            2,241              2,241
Depreciation and amortization                     5,209             10             273              5,492
Intersegment fees                                 2,241                                             2,241
Net operating income (loss)                      14,552            193            (508)            14,237
Total assets                                    285,489            867          21,179            307,535
Additions to property and equipment             107,721             17           1,219            108,957

Year Ended December 31, 1997
Revenues from external customers               $ 21,822         $  701         $   672           $ 23,195
Intersegment revenues                                                            1,090              1,090
Depreciation and amortization                     2,475              6             149              2,630
Intersegment fees                                 1,090                                             1,090
Net operating income (loss)                       7,058             57              (8)             7,107
Total assets                                    227,469            518          14,867            242,854
Additions to property and equipment              89,124             16             723             89,863

Year Ended December 31, 1996
Revenues from external customers               $  8,349         $  434         $   483           $  9,266
Intersegment revenues                                                              325                325
Depreciation and amortization                       713              6              69                788
Intersegment fees                                   325                                               325
Net operating income (loss)                       2,855            (10)            186              3,031
Total assets                                     54,263            431          76,306            131,000
Additions to property and equipment              37,561              3             274             37,838

                      Suburban Lodges of America, Inc.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)


The following table provides a reconciliation of total segment net operating income to the Company's reported income before income taxes (in thousands):

Year Ended December 31,                        1998              1997           1996
------------------------------------------------------------------------------------
Total segment net operating income         $  14,237         $   7,107        $3,031
Interest income                                2,236             2,924           957
Other nonoperating income                        294               200
Public debt transaction abandonment costs    (10,633)
Site acquisition cancellation costs           (1,960)
Lease termination costs                         (218)
Interest expense                                (202)             (179)         (556)
-------------------------------------------------------------------------------------
Income before income taxes                 $   3,754         $   10,052       $3,432
-------------------------------------------------------------------------------------

All of the Company's revenues are derived in the United States of America. No single external customer accounts for ten percent or more of the Company's total revenue.


NOTE 9 - LEASES

The Company has operating leases covering its corporate headquarters and certain satellite television equipment utilized at its hotels. At December 31, 1998, the Company's future minimum annual rentals under non-cancelable operating leases were as follows (in thousands) for the years ended December 31:

1999           $  1,476
2000              1,636
2001              1,828
2002              1,575
2003              1,299
-----------------------
Total             7,814
Thereafter        5,649
-----------------------
                $13,463
=======================

Total rent expense was approximately $862,000, $454,000 and $126,000 for the years ended December 31, 1998, 1997 and 1996, respectively.


NOTE 10 - CONTINGENCY

The Company is a defendant in certain shareholder litigation related to the Company's stock offering of October 14, 1997. Management believes the claims are without merit and intends to vigorously defend such litigation. It is the opinion of management that the outcome of such litigation will not have a material effect on the financial position, results of operations or cash flow of the Company; however, the outcome of such litigation cannot presently be determined.

                      Suburban Lodges of America, Inc.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)


NOTE 11 - RELATED PARTY TRANSACTIONS

During 1998, the Company entered into a venture to develop a Suburban Lodge hotel in Atlanta, Georgia, investing $200,000 for a 25% equity position. A non-employee director of the Company also owns a 25% equity position in this venture. Also during 1998, the Company acquired an option to purchase the director's interest in this venture for a total consideration of $300,000, including the amount paid for the option ($230,000). The hotel owned by the venture is expected to open in the quarter ending June 30, 1999.

During certain periods of 1998 and 1997, two franchise locations were partially owned by two of the Company's directors or members of their immediate families. The Company acquired both locations on July 31, 1998. Franchise and other revenue recognized for such locations prior to their acquisition by the Company was approximately $97,000 in 1998 and $150,000 in 1997.

Prior to the Company's initial public offering, it paid consulting fees to a firm owned by an officer of the Company. Total payments, included in corporate operating expenses, were $10,000 for the year ended December 31, 1996. No such payments were made during the years ended December 31, 1998 or 1997.

From time to time, the Company made advances to an officer of the Company. The balance outstanding under these advances was $50,000 at December 31, 1996. No such amounts were outstanding at December 31, 1998 or 1997.

NOTE 12 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial data for the years ended December 31, 1998 and 1997 are as follows:

                                                  First      Second      Third      Fourth
--------------------------------------------------------------------------------------------
Year Ended December 31, 1998
Total revenue                                    $9,046     $11,245     $13,162     $13,005
Operating income                                  2,636       4,200       1,900       3,323
Net income (loss)                                 2,255       3,174      (5,474)      2,607
Basic and diluted earnings (loss) per share        0.15        0.21       (0.35)       0.17

Year Ended December 31, 1997
Total revenue                                    $3,923    $  5,645     $  7,005   $  6,622
Operating income                                  1,188       2,091        2,577      1,251
Net income                                        1,257       1,774        2,126      1,567
Basic and diluted earnings per share               0.11        0.15         0.18       0.11

                      Suburban Lodges of America, Inc.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)

During the third quarter of the year ended December 31, 1998, the Company purchased an interest rate lock in connection with the planned issuance of $100,000,000 in subordinated debt. Subsequent to the purchase of the rate lock, public demand for subordinated debt declined dramatically and the Company abandoned its planned debt offering. As public debt market demand declined, markets for other forms of debt also became declined, markets for other forms of debt also became more volatile, and the Company decided to defer or cancel the purchase of potential hotel sites that had not yet been acquired. Accordingly, reserves of $8.7 million, net of income taxes, were established in the third quarter to cover costs associated with the abandoned debt transaction, including the estimated loss on the interest rate lock, and the termination of negotiations with respect to several hotel sites.

During the fourth quarter of the year ended December 31, 1998, the Company closed the rate lock, incurring a loss that was slightly smaller than originally anticipated, and determined that it would acquire certain sites against which cancellation reserves had previously been established. Accordingly, fourth quarter expenses were reduced by $492,000, net of income taxes, to reflect the final outcome of the matters against which reserves had been established in the third quarter.

        Schedule V - Valuation and Qualifying Accounts

     Column A                 Column B             Column C             Column D        Column E
-----------------------       --------      ----------------------      --------        --------
                                                   Additions
                                            ----------------------
                              Balance at    Charged to  Charged to                     Balance
                               Beginning    Costs and      Other                       at End
     Description               of Period     Expenses     Accounts      Deductions     of Period
-----------------------      ------------   ----------  -----------     ----------     ---------

                                            (amounts in thousands)
Reserve for Uncollectible
   Accounts Receivable:

Year Ended December 31, 1996    $      -     $    13     $    -          $    -           $   13

Year Ended December 31, 1997          13          38          -               -               51

Year Ended December 31, 1998          51         138          -              90 <F1>          99

<F1> Accounts written off

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(a) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Atlanta, State of Georgia, on the 31st day of March, 1999.

                                  SUBURBAN LODGES OF AMERICA, INC.


                                  By:/s/ David E. Krischer
                                      David E. Krischer
                                      Chairman of the Board, Chief
                                  Executive Officer and President


   Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company in the capacities set forth and on the 31st day of March, 1999.

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

 /s/ Dan J. Berman                                        Vice President - Franchising and Director
     Dan J. Berman

 /s/ Paul A. Criscillis, Jr.                              Vice President and Chief Financial Officer (Principal
     Paul A. Criscillis, Jr.                              Financial Officer)

 /s/ Terry J. Feldman                                     Vice President and Chief Accounting Officer
     Terry J. Feldman                                     (Principal Accounting Officer)

 /s/ James R. Kuse                                        Director
     James R. Kuse

 /s/ Michael McGovern                                     Director
     Michael McGovern

 /s/ John W. Spiegel                                      Director
     John W. Spiegel

<CAPTION
                                                     EXHIBIT INDEX


                                                    Incorporated by
                                                       Reference to                                               Exhibit
Exhibit                                            Registration or File       Form of                            Number in
  No.       Description                                   Number              Report         Date of Report       Report
---------------------------------------------------------------------------------------------------------------------------

 3.1        Amended and Restated Articles of              333-2876              S-1        March 28, 1996**       3.1
            the Company
 3.2        Amended and Restated By-laws of the          000-28108             10-K         March 28,1997         3.2
            Company, Amended as of March 17,
            1997
 4.1        Form of Common Stock Certificate of           333-2876           Amendment       May 7, 1996          4.1
            the Company                                                     No. 1 to S-
                                                                                 1
 10.1       Form of Acquisition Agreement and             333-2876              S-1         March 28, 1996       10.1
            Plan of Merger (with accompanying
            schedule)
 10.2       Purchase and Sale Agreement by and            333-2876              S-1         March 28, 1996       10.2
            between Suburban Holdings, L.P. and
            Gulf Coast Associates, Ltd.
 10.3       Purchase and Sale Agreement by and            333-2876              S-1         March 28, 1996       10.3
            between Suburban Holdings, L.P. and
            Omnicorp Resources, Inc.
 10.4       Form of Agreement and Consent of              333-2876              S-1         March 28, 1996       10.4
            Partners of each of the Affiliated
            Entities and Third Party Sellers

 10.5       Suburban Lodges of America, Inc.              333-2876           Amendment       May 7, 1996         10.5
            Stock Option and Incentive Award                                No. 1 to S-
            Plan                                                                 1
 10.6       Suburban Lodges of America, Inc.              333-2876           Amendment       May 7, 1996         10.6
            Non-Employee Directors' Stock                                   No. 1 to S-
            Option and Fee Plan                                                  1
 10.7       Form of Indemnification Agreement             333-2876              S-1         March 28, 1996       10.7
            between Suburban Lodges of America,
            Inc. and its directors and officers
 10.8       Registration Rights Agreement among           333-2876              S-1         March 28, 1996       10.8
            Suburban Lodges of America, Inc.
            and Certain Shareholders
 10.9       Form of Franchise Agreement, as              333-35871          Amendment      October 9, 1997      10.9.a.
            amended                                                         No. 2 to S-
                                                                                 3
 10.10      Form of Development and                       333-2876              S-1         March 28, 1996       10.10
            Design/Building Agreement
 10.11      Form of Management Agreement                  333-2876              S-1         March 28, 1996       10.11
 10.12      Management Agreement between                  333-2876              S-1         March 28, 1996       10.12
            Suburban Management, Inc. and Gulf
            Coast Associates, Ltd.
 10.13      Consulting Agreement with Legacy              333-2876              S-1         March 28, 1996       10.13
            Securities Corp.
 10.14      Acknowledgment and Agreement                  333-2876              S-1         March 28, 1996       10.14
            between Suburban Lodges of America,
            Inc. and Young Consulting, Inc. re.
            Company's proprietary computer
            software
 10.15      Suburban Lodge 401(k) Savings Plan            333-2876              S-1          May 20, 1996        10.15
 10.16      Rights Agreement                              333-2876           Amendment       May 7, 1996         10.16
                                                                            No. 1 to S-

 10.17      Commitment Letter for the Line of             333-2876           Amendment       May 7, 1996         10.17
            Credit                                                          No. 1 to S-
                                                                                 1
 10.18      Preliminary Agreement for a License          000-28108             10-K         March 28, 1997       10.18
            to Develop a Suburban Lodge Unit
            between Suburban- Franchise
            Systems, Inc. and E.E.B. Lodging
            Systems LLC
 10.19      Preliminary Agreement for a License          000-28108             10-K         March 28, 1997       10.19
            to Develop a Suburban Lodge Unit
            between Suburban-Franchise Systems,
            Inc. and E.E.B. Lodging Systems LLC
            II
 10.20      Development and Design/Build                 000-28108             10-K         March 28, 1997       10.20
            Agreement for Suburban Lodge of
            Arlington South
 10.21      Development and Design/Build                 000-28108             10-K         March 28, 1997       10.21
            Agreement for Suburban Lodge of
            Lewisville, Texas
 10.22      Registration Rights Agreement among          000-28108              8-K         March 17, 1997       10.19
            the Registrant and Certain
            Shareholders

 10.23      Office Lease between the Registrant          333-35871          Amendment      October 9, 1997       10.20
            and Massachusetts Mutual Life                                   No. 2 to S-
            Insurance Company                                                    3
 10.24      Deed to Secure Debt and Security                 *
            Agreement with Finova Realty
            Capital Inc. and schedule of
            omitted documents
 10.25      Promissory Note to Finova Realty                 *
            Capital Inc. and schedule of
            omitted documents
 10.26      Security Agreement in favor of                   *
            Finova Realty Capital Inc. and
            schedule of omitted documents
 10.27      Assignment of Financial Agreements               *
            and Franchisor's Consent and
            Subordination of Franchise
            Agreements in favor of Finova
            Realty Capital Inc. and schedule of
            omitted documents

 10.28      Change of Control Agreement                      *

 21.1       Subsidiaries of the Registrant                   *
 23.1       Consent of Deloitte & Touche,                    *
            L.L.P.
 27.        Financial Data Schedule                          *


*  Filed herewith.
** Originally filed on the date set forth above and refiled pursuant to Regulation S-T on May 7, 1996.



