Form 10-Q
period 1999-03-31
SUBURBAN LODGES OF AMERICA INC
filed 1999-05-17
CIK 1011449

                             UNITED STATES

                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D. C. 20549

                               FORM 10-Q

(Mark One)
/ X/          QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
               OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 1999

                                  OR

/   /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
               OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period  from __________ to __________

                   Commission File Number:  0-28108

                   Suburban Lodges of America, Inc.
                    (Exact Name of registrant as
                      specified in its charter)

      Georgia                                           58- 1781184
(State of Incorporation)                               (IRS Employer
                                                    Identification No.)


                         300 Galleria Parkway
                              Suite 1200
                        Atlanta, Georgia 30339
      (Address of principal executive office, including zip code)


                             770-799-5000
         (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES / X /  NO /  /


     Number of shares of Common Stock, $.01 par value, outstanding as of May 12, 1999:

                              15,421,072

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                                SUBURBAN LODGES OF AMERICA, INC.
                                                  CONSOLIDATED BALANCE SHEETS
                                                         (in thousands)

                                                                    (Unaudited)
                                                                      March 31,            December 31,
                                                                        1999                  1998
                                                                    -----------           -------------
Assets:
Current assets:
  Cash and cash equivalents                                         $    15,273            $   19,178
  Accounts receivable, net of reserves of
     $151 (1999) and $99 (1998)                                             685                   568
  Hotel inventory and supplies                                            1,891                 1,684
  Prepaid and refundable income taxes                                                           2,754
  Deferred income taxes                                                     904                   904
  Prepaid expenses and other current assets                               3,075                 2,956
                                                                   ------------            ----------
     Total current assets                                                21,828                28,044
                                                                   ------------            ----------
Property and equipment, net of accumulated depreciation
  and amortization of $12,330 (1999) and $10,764  (1998)                279,144               272,030
Notes receivable                                                          5,698                 5,455
Deferred loan costs                                                       1,465                 1,552
Other assets                                                                436                   454
                                                                   ------------            ----------
     Total assets                                                  $    308,571            $  307,535
                                                                   ============            ==========
Liabilities and shareholders' equity:
Current liabilities:
  Current portion of long-term debt                                $      1,118            $    7,465
  Construction accounts payable                                           1,200                 6,847
  Trade accounts payable                                                  2,273                 2,448
  Accrued liabilities                                                     3,626                 2,558
  Income taxes payable                                                      719                   316
  Other current liabilities                                                 287                   382
                                                                   ------------            ----------
     Total current liabilities                                            9,223                20,016

Long-term debt, excluding current portion                                84,529                74,735
Deferred income taxes                                                     1,026                 1,026
Other liabilities                                                           111                   114
                                                                   ------------            ----------
     Total liabilities                                                   94,889                95,891
                                                                   ------------            ----------
Shareholders'  equity:
   Common stock, $0.01 par value per share,
     100,000,000 shares authorized                                          154                   154
   Additional paid-in capital                                           200,190               200,190
   Retained earnings                                                     13,397                11,300
   Treasury stock (10,000 shares)                                           (59)
                                                                   ------------            ----------
     Total shareholders' equity                                         213,682               211,644
                                                                   ------------            ----------
Total liabilities and shareholders' equity                         $    308,571            $  307,535
                                                                   ============            ==========

  See accompanying notes to financial statements

                                                SUBURBAN LODGES OF AMERICA, INC.
                                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                            (in thousands, except per share amounts)

                                                                                 (Unaudited)
                                                                             Three Months Ended
                                                                    March 31, 1999           March 31, 1998
                                                                    --------------           --------------
Revenue:
   Hotel revenues                                                      $  13,333                $  8,662
   Franchise and other revenue                                               606                     384
                                                                       ---------                --------
       Total revenue                                                      13,939                   9,046
                                                                       ---------                --------

Operating costs and expenses:
   Hotel operating expenses                                                7,325                   4,569
   Corporate operating expenses                                            1,667                     758
   Depreciation and amortization                                           1,809                   1,083
                                                                       ---------                --------
       Total operating costs and expenses                                 10,801                   6,410
                                                                       ---------                --------
Income from operations                                                     3,138                   2,636

Other income (expense):
   Interest income                                                           305                     835
   Interest expense                                                       (1,265)                    (62)
   Gain on sale of hotel                                                   1,145
                                                                       ---------                --------
   Income before income taxes                                              3,323                   3,409

Provision for income taxes                                                 1,226                   1,154
                                                                       ---------                --------
Net income                                                             $   2,097                $  2,255
                                                                       =========                ========
Earnings per common share:
   Basic and diluted                                                   $    0.14                $   0.15
                                                                       =========                ========

Weighted average number of common
  shares outstanding:
   Basic and diluted                                                      15,429                  15,429
                                                                       =========                ========

  See accompanying notes to financial statements

                                                SUBURBAN LODGES OF AMERICA, INC.
                                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                         (in thousands)


                                                                                        (Unaudited)
                                                                                     Three Months Ended
                                                                               March 31, 1999       March 31, 1998
                                                                               --------------       --------------
 Operating activities:
 Net income                                                                       $   2,097                2,255
 Adjustments to reconcile net income to
   net cash provided by operating activities:
   Depreciation and amortization of property and equipment                            1,809                1,083
   Gain on sale of hotel                                                             (1,145)
   Changes in operating assets and liabilities:
      Accounts receivable                                                              (117)                (121)
      Other current assets                                                            2,428                 (342)
      Other assets                                                                     (225)              (1,698)
      Trade accounts payable                                                           (175)              (1,111)
      Income taxes payable                                                              403                1,021
      Other current liabilities                                                         973                  205
      Other liabilities                                                                  (3)
                                                                                  ---------             --------
           Net cash provided by operating activities                                  6,045                1,292
                                                                                  ---------             --------
 Investing activities:
      Additions to property and equipment                                           (12,183)             (22,946)
      Proceeds from sale of hotel property                                            4,405
      Decrease in construction accounts payable                                      (5,647)                (424)
                                                                                  ---------             --------
           Net cash used by investing activities                                    (13,425)             (23,370)
                                                                                  ---------             --------
 Financing activities:
      Proceeds from issuance of long-term debt                                       10,250
      Principal payments on long-term debt                                           (6,803)
      Purchase of treasury stock                                                        (59)
      Net decrease in deferred loan costs                                                87
      Increase in restricted cash                                                                        (10,000)
      Amounts borrowed under line of credit                                                               10,000
                                                                                  ---------             --------
           Net cash provided by financing activities                                  3,475                  -
                                                                                  ---------             --------

 Net decrease in cash and cash equivalents                                           (3,905)             (22,078)

 Cash and cash equivalents at beginning of period                                    19,178               62,650
                                                                                  ---------             --------

 Cash and cash equivalents at end of period                                       $  15,273            $  40,572
                                                                                  =========            =========
 Supplemental information:

 Interest paid net of interest capitalized                                        $   1,216            $      11
                                                                                  =========            =========

 Income taxes paid                                                                $     368            $     133
                                                                                  =========            =========

  See accompanying notes to financial statements

                   Suburban Lodges of America, Inc.
              Notes to Consolidated Financial Statements
                              (Unaudited)

1.  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements have been omitted. In the opinion of management, all adjustments that are necessary for a fair presentation of financial position and results of operations have been made. These interim financial statements should be read in conjunction with the consolidated historical financial statements and notes thereto presented in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

     All significant intercompany balances and transactions have been eliminated.

2.  LONG-TERM DEBT

     On March 31, 1999, the Company completed a $10,250,000 financing arrangement with Empire Financial Services, Inc. The financing consists of three separate three-year adjustable rate mortgage loans with interest rates based on prime plus a margin which ranges from a low of 50 basis points on one loan to a high of 75 basis points on another loan. The initial weighted average interest rate for the three loans is 8.38%. The loan repayments are based on a principal amortization period of 20 years with a final maturity of March 1, 2005 for one of the loans and March 1, 2008 for the other two loans. A total of three Company-owned hotels are pledged as collateral on these loans.

3.  EARNINGS PER COMMON SHARE

     Earnings per common share were computed based on the weighted average number of common shares outstanding. Stock options outstanding under the Company's various stock option plans did not have a dilutive effect in either of the periods presented.

4.  CONTINGENCIES

     The Company was a defendant in certain shareholder litigation related to the Company's stock offering on October 14, 1997. Management believed the claims were without merit and entered a motion for dismissal. By order and judgment entered March 31, 1999, the court granted defendants' motion to dismiss and entered judgment in favor of the defendants.

     In addition, the Company is a defendant in other litigation in the ordinary course of business. In the opinion of management, such other litigation will not have a material adverse effect on the financial position, results of operation or cash flows of the Company.

5.  SEGMENT AND RELATED INFORMATION

     The Company believes that it operates in three reportable segments: hotel operations, franchising operations and management services. The Company evaluates the performance of its operating segments based on net operating income, which is defined as income before income taxes, nonrecurring items, interest income, interest expense and other nonoperating income.

     Summarized financial information concerning the Company's reportable segments is shown in the following table (in thousands):

                                                                                    Corporate
                                               Hotel           Franchising        and Support
                                             Operations         Operations          Services           Total
         Quarter Ended March 31, 1999
         Revenues from external customers    $ 13,333             $383              $   223         $ 13,939
         Intersegment revenues                                     536                  668            1,204
         Depreciation and amortization          1,702                3                  104            1,809
         Intersegment revenues                  1,204                                                  1,204
         Net operating income (Loss)            3,103              516                 (481)           3,138

         Quarter Ended March 31, 1998
         Revenues from external customers    $  8,662             $201              $   183         $  9,046
         Intersegment revenues                                                          432              432
         Depreciation and amortization          1,027                1                   55            1,083
         Intersegment revenues                    432                                                    432
         Net operating income (Loss)            2,634               27                  (25)           2,636


         The following table provides a reconciliation of total segment net operating income to the Company's reported income before income taxes (in thousands):

         Quarter Ended March 31,                      1999              1998
         -----------------------                    --------          -------
         Total segment net operating income         $  3,138          $ 2,636
         Interest income                                 305              835
         Gain on sale of hotel                         1,145
         Interest expense                             (1,265)            (62)
                                                    --------          -------
         Income before income taxes                 $  3,323          $ 3,409
                                                    ========          =======

         All of the Company's revenues are derived in the United States of America. No single external customer accounts for ten percent or more of the Company's total revenue.


6.  RELATED PARTY TRANSACTIONS

     During certain periods of 1998, two franchise locations were partially owned by two of the Company's directors or members of their immediate families. The Company acquired both locations on July 31, 1998. Franchise and other revenue recognized for such locations for the quarter ended March 31, 1998 was approximately $63,000.

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

7.    SUBSEQUENT EVENT
     On April 27, 1999, the Company executed a definitive agreement to purchase the assets of GuestHouse International LLC, a franchisor of lodging facilities under the names of GuestHouse Inns, Hotels and Suites. The contractual purchase price is $1.25 million in cash plus 300,000 shares of Suburban Lodges common stock. Additional consideration would be payable in the future subject to achievement of certain financial performance and new franchise goals. The transaction is subject to satisfactory completion of due diligence review and other closing conditions. There can be no assurance that the transaction will be completed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPANY-OWNED HOTEL STATISTICS BY REGION FOR THE QUARTER ENDED MARCH 31, 1999

The following table sets forth certain information regarding the performance of the Company's hotels by geographic region for the quarter ended March 31, 1999.

============================================================================================================
                                        AWR        Occupancy        ReVPAR      Total Hotels     Average Age
------------------------------------------------------------------------------------------------------------
                                                                                                  (in years)
 Mid Atlantic Region                  $180.64        78.2%        $141.52            10              2.33
 Midwest Region                        204.62        68.4          138.47            15              1.10
 Southeast Region                      180.03        80.2          144.02            20              3.74
 West Region                           187.67        67.9          125.72            13               .68
                                      -------------------------------------------------------------------
          All Company-Owned           $188.32        74.0%        $138.10            58              2.13
                                      ===================================================================

 All Mature Company-Owned <F1>        $180.98        78.9%        $142.56            41              2.82
=========================================================================================================

<F1> Mature hotels are those which have operated for at least one year as of the end of the period for which data is presented.

COMPARISON OF THE QUARTER ENDED MARCH 31, 1999 TO THE QUARTER ENDED
MARCH 31, 1998

     Hotel revenues for the quarter ended March 31, 1999 were approximately $13,333,000, which was an increase of $4,671,000, or 53.9%, over the quarter ended March 31, 1998. Seventeen hotels open less than a full year as of March 31, 1999 accounted for $3,324,000 of the increase, while the Company's 41 mature hotels contributed $1,347,000 of the increase. The average weekly rate ("AWR") for the Company's mature hotels increased from $159.27 to $180.98; however, the occupancy for these hotels declined from 89.8% to 78.9%. The AWR for all Company hotels, which includes the 17 hotels opened since March 31, 1998, increased from $161.07 to $188.32. This increase was accompanied by a decrease in occupancy from 76.3% to 74.0%.

     Franchise and other revenue from corporate operations for the quarter ended March 31, 1999, which includes management, franchise and development revenue, was approximately $606,000, compared to $384,000 for the quarter ended March 31, 1998. Management fees increased $159,000 to $190,000 for the quarter ended March 31, 1999 from $31,000 in the prior year quarter as a result of fees earned for managing 15 hotels for franchisees during the current year quarter compared to managing six hotels for franchisees during the prior year quarter. Franchise revenue for the quarter increased approximately $180,000, from $200,000 in 1998 to $380,000 in 1999. The franchise revenue for the quarter ended March 31, 1999 reflects $160,000 in initial franchise fees, representing six hotel openings, compared to $79,000 and three hotel openings in the quarter ended March 31, 1998. Franchise royalties and other revenue on open hotels was approximately

$220,000 for the quarter ended March 31, 1999 compared to $121,000 for the quarter ended March 31, 1998. The Company earned no development and construction revenue during the current year quarter compared to $148,000 earned in the prior year quarter.

     Hotel operating expenses increased approximately $2,756,000, or 60.3%, to approximately $7,325,000 for the quarter ended March 31, 1999, from approximately $4,569,000 for the quarter ended March 31, 1998. The majority of this increase, or approximately $2,130,000, pertains to the opening and quarter-to-date expenses for the 17 hotels opened since March 31, 1998. In addition, approximately $626,000 of the increase is attributable to the mature hotels. Hotel operating margins at the mature properties improved slightly to 48.1% for the current year quarter compared to 47.3% for the prior year quarter, while the operating margins at all Company hotels, which includes the 17 hotels open less than a full year, declined from 47.3% for the quarter ended March 31, 1998 to 45.1% for the quarter ended March 31, 1999.

     Corporate operating expenses, net of amounts capitalized, increased $909,000, or approximately 120%, to $1,667,000. The primary reasons for the increase are $334,000 for additional staffing needed to support the growth of the business and a reduction of $368,000 in the amount of project related expenses capitalized to hotel construction costs. Total corporate operating expenses prior to capitalization of project related expenses increased 31.7% compared to the prior year quarter. Depreciation and amortization increased to $1,809,000 from approximately $1,083,000, primarily as a result of the 17 hotels opened since March 31, 1998.

     Interest expense, net of interest capitalized of $770,000 and $580,000 for the quarters ended March 31, 1999, and March 31, 1998, respectively, increased $1,203,000 from $62,000 for the quarter ended March 31, 1998 to $1,265,000 for the quarter ended March 31, 1999. The increase in interest expense, excluding interest capitalized, is due to higher levels of debt outstanding and the write off of approximately $300,000 in unamortized loan costs associated with the credit facility at PNC Bank, N.A. which was terminated during the quarter.

     During the quarter ended March 31, 1999, the Company sold a hotel resulting in a gain of approximately $1,145,000. The hotel continues to operate as a Suburban Lodge under franchise and management agreements that generate franchise and management fee income for the Company.

SEASONALITY

     The Company's mature hotels typically experience lower average occupancy rates and total revenues during the first and fourth quarters of each year.

LIQUIDITY AND CAPITAL RESOURCES

     On March 31, 1999, the Company completed a $10,250,000 financing agreement with Empire Financial Services, Inc. The financing consists of three separate three-year adjustable rate mortgage loans with interest rates based on prime plus a margin which ranges from a low of 50 basis points on one loan to a high of 75 basis points on another loan. The initial weighted average interest rate for the three loans is 8.38%. The loan repayments are based on a principal amortization period of 20 years with a final maturity of March 1, 2005 for one of the loans and March 1, 2008 for the other two loans. A total of three Company-owned hotels are pledged as collateral on these loans.
A portion of the proceeds from this financing was used to repay the notes assumed by the Company in connection with the acquisition of two franchised hotels on July 31, 1998.

      As of March 31, 1999, the Company had approximately
$15.3 million in cash and cash equivalents, $75.3 million of borrowings with Finova Capital Corporation and $10.3 million of borrowings with Empire Financial Services, Inc.

     At March 31, 1999, the Company had five hotels under construction, which are scheduled for completion during the second quarter of 1999. The Company anticipates that the total additional cost to complete these hotels, as well as fund amounts to be disbursed on recently opened hotels, is approximately $9.1 million, which includes $1.2 million in construction draws accrued at March 31, 1999. The Company intends to fund the construction of these hotels, and the acquisition of assets from GuestHouse International LLC, with existing cash balances and cash flow from operations. The Company is not presently seeking additional sites for the future construction of hotels. However, the Company owns 12 additional sites, and is planning to acquire 2 sites, for future development. Additional capital will be necessary to commence construction on any of these sites.

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

     In the future, the Company may seek to acquire new credit facilities or issue debt or equity securities. Any debt incurred or issued by the Company may be secured or unsecured, bear fixed or variable rate interest, and may be subject to such terms and conditions as the Board of Directors of the Company deems prudent.

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

     Suburban has received written documentation from the vendor of its current accounting applications software certifying that the software can properly interpret dates subsequent to December 31, 1999. Suburban plans to implement new accounting applications software during the third quarter of 1999. The vendor of this new software has certified that the software can properly interpret dates subsequent to December 31, 1999, and Suburban plans to test the software to confirm that it is Year 2000 compliant before start up.

     Suburban has not yet received written certification from ADP that its payroll software systems are Year 2000 compliant. The Company has performed remedial work on its ADP payroll software systems and believes that they are presently compliant. The Company will run tests during the second quarter of 1999 to verify Year 2000 compliance of these systems

     The vendor of certain commercial software utilized by Suburban for routine office applications has indicated that such applications can be made Year 2000 compliant through specific procedures which Suburban is in the process of implementing. Upon final implementation of these procedures, Suburban intends to perform additional testing to ensure that these applications are Year 2000 compliant. The company believes that any required remediation will be complete by December 31, 1999.

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

     Suburban's ability to continue normal business operations into the next millenium will, to a large extent, depend upon the individual Year 2000 compliance efforts of all of its vendors, including basic utilities and telecommunications companies. In the summer of 1998, Suburban began consideration of the effect of Year 2000 issues on its vendors and other business partners. Suburban began categorizing its suppliers as critical or non-critical and aims, during the first half of 1999, to verify the status of the products from all critical suppliers, as well as their continued performance into the year 2000. Written requests have been made of the vendors to provide letters regarding their Year 2000 status. The Company continues to receive written responses to its requests, which for the most part indicate that its vendors and suppliers are currently, or will timely be, Year 2000 compliant. However, notwithstanding these efforts, for certain vendors and suppliers it may not be possible to determine with certainty whether they are Year 2000 compliant. To the extent that the company cannot reasonably determine the Year 2000 compliance status of mission critical vendors, or if it reasonably determines that such vendors or suppliers will not be timely Year 2000 compliant, the Company intends to seek alternate sources for such products and supplies before the end of 1999.

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

     Based upon current information, Suburban believes that the Year 2000 problem will not have a material adverse effect on the Company, its business or its financial condition. There can, however, be no assurances that Year 2000 remediation by Suburban or third parties will be properly and timely completed, and failure to do so could have a material adverse effect on the company, its business and its financial condition. Suburban, like other hotels, depends on the continued support of its customers and the availability of public utilities. Customers may accelerate or postpone travel and business affairs based upon Year 2000 concerns. Hotels may not be able to operate if telecommunications, transportation, energy, water and sewer availability are disrupted. Each of these "most likely worst case" scenarios is beyond the immediate control of Suburban and would have a material and adverse impact on occupancies, revenues and earnings. The likelihood and costs of these interruptions are not known or presently quantifiable. Suburban is in the process of developing contingency plans with respect to certain aspects of these scenarios and other Year 2000 issues to lessen as much as possible their potential adverse impact, and intends to take steps so that all such contingency plans are implemented during the second half of 1999. The anticipated costs of implementing these contingency plans are not presently known. The Company does not expect to have a plan to overcome the entire effects on its business from a large scale failure or disruption of passenger transportation or transportation systems generally, the loss of utility and/or telecommunications services or errors or failures in financial transactions, payment processing or banking systems due to the arrival of the Year 2000.

     Factors that could result in additional costs to and disruptions of the Company's Year 2000 Project and businesses include, but are not limited to: new information Suburban may discover concerning the status of Year 2000 compliance of company systems, software and facilities: failures of others, including public utilities, financial institutions, communications companies, transportation providers, computer manufacturers and software providers, as well as other providers of resources upon which Suburban relies, to identify, disclose and address Year 2000 issues accurately and on a timely basis: the inability of Year 2000 consultants, experts and advisers to adequately identify and address Year 2000 issues as planned: and the effectiveness and costs of contingency plans Suburban may develop as it learns more about the status of its own and others' Year 2000 compliance and readiness.

 RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133"). SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company plans to adopt SFAS 133 in 2000, and does not presently expect such adoption to have any effect on the Company's financial statements at that time.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's operating results and cash flows are subject to fluctuation from changes in interest rates and foreign currency exchange rates. The Company's cash and cash equivalents are short-term, and highly liquid investments with original maturities of three months or less consisting entirely of U.S. Government securities or government backed securities. As a result of the short-term nature of the Company's cash and cash equivalents, a change in market interest rates does not impact the Company's operating results or cash flow.

At March 31, 1999, $10.3 million of the Company's long-term debt bears interest at rates of approximately 8.4%. These rates are fixed until March 31, 2002. The remaining $75.0 million of the Company's long-term debt bears interest at fixed rates of approximately 8.25%. A change in market interest rates is not expected to impact the Company's fixed rate obligations over the next three years.


PART II.  OTHER INFORMATION AND SIGNATURES

Item 1.   Legal Proceedings

     The Company was a defendant in certain shareholder litigation filed on December 19, 1997 in federal court, Rudd, et al. v. Suburban Lodges of America, et al.; Civil Action No. 1-97-CV-3758-HTW (N.D. Ga.), related to the Company's stock offering on
     October 14, 1997. Management believed the claims were without merit and entered a motion for dismissal. By order and judgment entered March 31, 1999, the court granted defendants' motion to
     dismiss and entered judgment in favor of the defendants.   In
     addition, the Company is a defendant in other litigation in the ordinary course of business. In the opinion of management, such other litigation will not have a material adverse effect on the financial position, results of operation or cash flows of the Company.

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



                              Suburban Lodges of America, Inc.


Date: May 14, 1999            By:  /s/ PAUL A. CRISCILLIS, JR.
                                  Paul A. Criscillis, Jr.
                                  Vice President, Chief Financial Officer


Date: May 14, 1999            By: /s/ ROBERT E. SCHNELLE
                                 Robert E. Schnelle
                                 Vice President, Treasurer
                                 (Chief Accounting Officer)