Form 10-Q
period 1999-06-30
SUBURBAN LODGES OF AMERICA INC
filed 1999-08-16
CIK 1011449

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)
/ X /                 QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                           OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       OR

/   /                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                           OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission File Number: 0-28108

                        Suburban Lodges of America, Inc.
                        ---------------------------------
                         (Exact Name of registrant as
         Georgia           specified in its charter)         58-1781184
-----------------------                                   -------------------
(State of Incorporation)                                   (IRS Employer
                                                          Identification No.)


                              300 Galleria Parkway
                                   Suite 1200
                             Atlanta, Georgia 30339
            ----------------------------------------------------------
           (Address of principal executive office, including zip code)


                                  770-799-5000
               ---------------------------------------------------
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES / X / NO / /


         Number of shares of Common Stock, $.01 par value, outstanding as of August 11, 1999:

                                   15,425,072

                            Suburban Lodges of America, Inc.
                               Consolidated Balance Sheets
                                     (in thousands)

                                                                (Unaudited)
                                                                  June 30,     December 31,
                                                                    1999          1998
                                                                ----------     ------------
Assets:
Current assets:
     Cash and cash equivalents                                  $  22,096      $ 19,178
      Accounts receivable, net of reserves of
          $203 (1999) and $99 (1998)                                  716           568
     Hotel inventory and supplies                                   2,045         1,684
     Prepaid and refundable income taxes                                          2,754
     Deferred income taxes                                            829           904
     Prepaid expenses and other current assets                      4,204         2,956
                                                                ---------      --------
           Total current assets                                    29,890        28,044

Property and equipment, net of accumulated depreciation and
          amortization of $14,284 (1999) and $10,764 (1998)       285,118       272,030

Notes receivable                                                    5,743         5,455
Deferred loan costs                                                 1,644         1,552
Acquired intangible assets - net                                    3,584
Other assets                                                          473           454
                                                                =========      ========
Total assets                                                    $ 326,452      $307,535
                                                                =========      ========



Liabilities and shareholders' equity:
Current liabilities:
     Current portion of long-term debt                          $   1,251      $  7,465
     Construction accounts payable                                  2,807         6,847
     Trade accounts payable                                           490         2,448
     Accrued liabilities                                            5,362         2,558
     Income taxes payable                                             478           316
     Other current liabilities                                        204           382
                                                                ---------      --------
          Total current liabilities                                10,592        20,016

Long-term debt, excluding current portion                          97,822        74,735
Deferred income taxes                                               1,538         1,026
Other liabilities                                                     111           114
                                                                ---------      --------
          Total liabilities                                       110,063        95,891
                                                                ---------      --------

Shareholders' equity:
     Common stock                                                     157           154
     Additional paid-in capital                                   202,250       200,190
     Retained earnings                                             15,962        11,300
     Treasury stock                                                (1,980)
                                                                ---------      --------
          Total shareholders' equity                              216,389       211,644
                                                                ---------      --------

Total liabilities and shareholders' equity:                     $ 326,452      $307,535
                                                                =========      ========

              See accompanying notes to consolidated financial statements.

                                        Suburban Lodges of America, Inc.
                                     Consolidated Statements of Operations
                                    (in thousands, except per share amounts)

                                                       (Unaudited)                        (Unaudited)
                                                   Three Months Ended                   Six Months Ended
                                         June 30, 1999        June 30, 1998     June 30, 1999      June 30, 1998
                                        ----------------     ---------------   ---------------     ---------------
 REVENUE:
      Hotel revenue                          $ 15,904           $ 10,855           $ 29,237           $ 19,517
      Franchise and other revenue                 906                390              1,512                773
                                             --------           --------           --------           --------
         Total revenue                         16,810             11,245             30,749             20,290
                                             --------           --------           --------           --------


 OPERATING COSTS AND EXPENSES:
      Hotel operating expenses                  7,976              5,002             15,301              9,570
      Corporate operating expenses              1,733                891              3,400              1,649
      Depreciation and amortization             1,992              1,152              3,801              2,235
                                             --------           --------           --------           --------
           Total costs and expenses            11,701              7,045             22,502             13,454
                                             --------           --------           --------           --------

 INCOME FROM OPERATIONS                         5,109              4,200              8,247              6,836

 OTHER INCOME (EXPENSE):
      Interest income                             337                757                642              1,592
      Interest expense                         (1,493)               (85)            (2,758)              (147)
      Gain on sale of hotel                                                           1,145
      Other                                       184                 63                184                 63
                                             --------           --------           --------           --------
         Income before income taxes             4,137              4,935              7,460              8,344
 Provision for income taxes                     1,572              1,762              2,798              2,915
                                             --------           --------           --------           --------

 NET INCOME                                  $  2,565           $  3,173           $  4,662           $  5,429
                                             ========           ========           ========           ========

EARNINGS PER COMMON SHARE:
    Basic and diluted                        $   0.17           $   0.21           $   0.30           $   0.35
                                             ========           ========           ========           ========


WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES OUTSTANDING:
    Basic and diluted                          15,398             15,430             15,414             15,430
                                             ========           ========           ========           ========


                          See accompanying notes to consolidated financial statements.
                                                     Page 3

                               Suburban Lodges of America, Inc.
                             Consolidated Statements of Cash Flows
                                        (in thousands)
                                          (Unaudited)

                                                                        Six Months Ended
                                                                 June 30, 1999      June 30, 1998
                                                                 --------------     -------------
Operating activities:
Net income                                                         $  4,662           $  5,429
Adjustments to reconcile net income to
  net cash provided by operating activities:
  Depreciation and amortization                                       3,801              2,235
  Deferred income taxes                                                 587
  Stock compensation                                                     19                 30
  Gain on sale of hotel                                              (1,145)
  Changes in operating assets and liabilities
    net of the effects of acquisitions:
     Accounts receivable                                               (148)              (393)
     Other current assets                                             1,181               (925)
     Other assets                                                      (307)               (67)
     Trade accounts payable                                          (1,958)              (480)
     Income taxes payable                                               162              1,667
     Other current liabilities                                        2,459              1,103
     Other liabilities                                                   (3)              (145)
                                                                   --------           --------
          Net cash provided by operating activities                   9,310              8,454
                                                                   --------           --------

Investing activities:
     Additions to property and equipment                            (20,110)           (51,966)
     Proceeds from sale of hotel property                             4,405
     Acquisitions                                                    (1,448)
     Increase (decrease) in construction accounts payable            (4,040)             1,635
     Other                                                                              (1,725)
                                                                   --------           --------
          Net cash used by investing activities                     (21,193)           (52,056)
                                                                   --------           --------

Financing activities:
     Proceeds from issuance of long-term debt                        23,950             10,000
     Principal payments on long-term debt                            (7,077)
     Purchase of treasury stock                                      (1,980)
     Net increase in deferred loan costs                                (92)
     Increase in restricted cash                                                        11,000
                                                                   --------           --------
          Net cash provided by financing activities                  14,801             21,000
                                                                   --------           --------

Net increase (decrease) in cash and cash equivalents                  2,918            (22,602)

Cash and cash equivalents at beginning of period                     19,178             62,650
                                                                   --------           --------

Cash and cash equivalents at end of period                         $ 22,096           $ 40,048
                                                                   ========           ========

Supplemental information:

Interest paid net of interest capitalized                          $  2,684           $     46
                                                                   ========           ========
Income taxes paid (net refund received)                            $   (564)          $  1,255
                                                                   ========           ========

                 See accompanying notes to consolidated financial statements.
                                            Page 4

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

2.       LONG-TERM DEBT

         On March 31, 1999, the Company completed a $10,250,000 financing arrangement with Empire Financial Services, Inc. The financing consists of three mortgage loans with an initial weighted average interest rate of 8.38%. The interest rates are adjustable at the end of each three-year period to rates based on prime plus an average margin of
         62.5 basis points. The loan repayments aggregating $88,163 per month are based on a principal amortization period of 20 years with a final maturity of March 1, 2005 for one of the loans and March 1, 2008 for the other two loans. A total of three Company-owned hotels are pledged as collateral on these loans.

         On June 7, 1999, the Company completed a $13,700,000 mortgage loan arrangement with Finova Realty Capital Corporation at a fixed interest rate of 8.8%. The loan requires monthly payments of principal and interest totaling approximately $113,100 commencing August 1, 1999, based on a 25-year amortization schedule with a final maturity of June 30, 2009. A total of five Company-owned hotels are pledged as collateral on this loan.

3.       ACQUISITION

         On June 1, 1999, the Company, through a wholly-owned subsidiary, GuestHouse International Franchise Systems, Inc. ("GuestHouse"), completed the acquisition of assets from GuestHouse International LLC for a total purchase price, including transaction-related expenses, of $3,491,750. The purchase price consisted of cash of $1,448,000 and 300,000 shares of the Company's common stock with a market value of $2,043,750. The Company also assumed certain liabilities totaling $167,000. GuestHouse is a franchisor of midscale lodging facilities under the names GuestHouse International Inns, Hotels and Suites.

         The acquisition was accounted for as a purchase and, accordingly, the consolidated statement of earnings for the periods ended June 30, 1999 include the revenues, expenses and operating results of GuestHouse from the date of acquisition. The purchase price plus the value of liabilities assumed was allocated to assets acquired based on their estimated fair value. The Company allocated $3,623,000 to intangible assets consisting of continuing franchise contracts of $1,392,000 and goodwill of $2,231,000. The franchise contracts are being amortized over a period of four years, and goodwill is being amortized over a period of twenty years.

4.       EARNINGS PER COMMON SHARE

         Earnings per common share were computed based on the weighted average number of common shares outstanding. Stock options outstanding under the Company's various stock option plans did not have a dilutive effect in any of the periods presented.

5.       CONTINGENCIES

         The Company is a defendant in litigation in the ordinary course of business. In the opinion of management, such litigation will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

6.       SEGMENT AND RELATED INFORMATION

         The Company operates in three reportable segments: hotel operations, franchising operations and corporate and support services. The Company evaluates the performance of its operating segments based on net operating income, which is defined as income before income taxes, nonrecurring items, interest income, interest expense and other nonoperating income.

         Summarized financial information concerning the Company's reportable segments is shown in the following tables (in thousands):

                                                                                  Corporate
                                                   Hotel        Franchising      and Support
                                                 Operations     Operations         Services         Total
          QUARTER ENDED JUNE 30, 1999
          Revenues from external customers        $ 15,904        $  549        $    357         $ 16,810
          Intersegment revenues                                      634             794            1,428
          Depreciation and amortization              1,821            41             130            1,992
          Intersegment expenses                      1,428                                          1,428
          Net operating income (loss)                4,679           675            (198)           5,156

          QUARTER ENDED JUNE 30, 1998
          Revenues from external customers        $ 10,855        $  281        $    109         $ 11,245
          Intersegment revenues                                                      538              538
          Depreciation and amortization              1,084             1              67            1,152
          Intersegment expenses                        538                                            538
          Net operating income (loss)                4,253            65            (118)           4,200

          SIX MONTHS ENDED JUNE 30, 1999
          Revenues from external customers        $ 29,237        $  932        $    580         $ 30,749
          Intersegment revenues                                    1,170           1,462            2,632
          Depreciation and amortization              3,522            44             235            3,801
          Intersegment expenses                      2,632                                          2,632
          Net operating income (loss)                7,783         1,191            (589)           8,385
          Total assets                             300,714         4,722          21,016          326,452

          SIX MONTHS ENDED JUNE 30, 1998
          Revenues from external customers        $ 19,517        $  481        $    292         $ 20,290
          Intersegment revenues                                                      971              971
          Depreciation and amortization              2,111             2             122            2,235
          Intersegment expenses                        971                                            971
          Net operating income (loss)                6,887            92            (143)           6,836
          Total assets                             243,537           630          17,927          262,094

         The following table provides a reconciliation of total segment net operating income to the Company's reported income before income taxes (in thousands):

                                                           Quarter ended June 30          Six Months ended June 30
                                                           ----------------------         ------------------------
                                                             1999            1998            1999           1998
                                                             ----            ----            ----           ----

          Total segment net operating income               $ 5,156         $ 4,200         $ 8,385         $ 6,836
          Interest income                                      337             757             642           1,592
          Gain on sale of hotel                                                              1,145
          Other nonoperating income                            184              63             184              63
          Interest expense                                  (1,493             (85)         (2,758)           (147)
          Site acquisition cancellation cost                   (47)                           (138)
                                                           -------         -------         -------         -------
          Income before income taxes                       $ 4,137         $ 4,935         $ 7,460         $ 8,344
                                                           -------         -------         -------         -------

         All of the Company's revenues are derived in the United States of America. No single external customer accounts for ten percent or more of the Company's total revenue.


7.       RELATED PARTY TRANSACTIONS

         During certain periods of 1998, two franchise locations were partially owned by two of the Company's directors or members of their immediate families. The Company acquired both locations on July 31, 1998. Franchise and other revenue recognized for such locations for the three month and six month periods ended June 30, 1998 was approximately $22,000 and $63,000, respectively.

         During 1998, the Company entered into a venture to develop a Suburban Lodge hotel in Atlanta, Georgia, investing $200,000 for a 25% equity position. A non-employee director of the Company also owned a 25% equity position in this venture. Also during 1998, the Company acquired an option to purchase the director's interest in this venture for a total consideration of $300,000, including the amount paid for the option ($230,000). On August 1, 1999 the Company exercised its option to purchase the director's interest for an additional payment of $70,000. The hotel owned by the venture opened in May 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ACQUISITION

On June 1, 1999, the Company, through a wholly-owned subsidiary, acquired the assets of GuestHouse International LLC ("GuestHouse"). GuestHouse is a franchisor of midscale lodging facilities under the names GuestHouse International Inns, Hotels and Suites. The effect of this acquisition on the operating results for the three-month and six-month periods ended June 30, 1999 is discussed below.


COMPANY-OWNED HOTEL STATISTICS BY REGION FOR THE QUARTER ENDED JUNE 30, 1999

The following table sets forth certain information regarding the performance of the Company's hotels by geographic region for the quarter ended June 30, 1999.

                                                    AWR        Occupancy        RevPAR   Total Hotels      Average Age
                                                    ---        ---------        ------   ------------      -----------
                                                                                                             (in years)
Mid Atlantic Region                             $   186.66         85.6%        $   159.97       10             2.54
Midwest Region                                      208.10         82.8             171.75       15             1.35
Southeast Region                                    182.31         81.9             148.95       19             4.06
West Region                                         189.17         73.2             135.91       16              .93
                                                ----------         ----         ----------       --             ----
  All Company-Owned                             $   191.42         80.5%        $   153.36       60             2.25
                                                ==========         ====         ==========       ==             ====

All Mature Company-Owned <F1>                   $   185.29         84.3%        $   156.16       42             2.97
                                                ==========         ====         ==========       ==             ====

<F1>     Mature  hotels are those  which  have  operated  for at least thirteen full months as of the end of the period for which data is presented.

COMPARISON OF THE QUARTER ENDED JUNE 30, 1999 TO THE QUARTER ENDED JUNE 30, 1998

         Hotel revenues for the quarter ended June 30, 1999 were $15,904,000, which was an increase of $5,049,000, or 46.5%, over the quarter ended June 30, 1998. Eighteen hotels open less than a full thirteen months as of June 30, 1999 accounted for $4,186,000 of the increase, while the Company's 42 mature hotels contributed $863,000 of the increase. Included in the mature hotel category, are two hotels acquired by the Company in the third quarter of 1998. These two hotels accounted for $551,000 of the revenue increase from mature hotels. The average weekly rate ("AWR") for the Company's mature hotels increased from $170.13 to $185.29; however, the occupancy for these hotels declined from 90.9% to 84.3%. The AWR for all Company-owned hotels, which includes the 18 hotels open less than a full thirteen months, increased from $172.08 to $191.42. This increase was accompanied by a decrease in occupancy from 87.9% to 80.5%.

         Franchise and other revenue from corporate operations for the quarter ended June 30, 1999, which includes management, franchise and development revenue, was $906,000, compared to $390,000 for the quarter ended June 30, 1998. Management fees increased $184,000 to $253,000 for the quarter ended June 30, 1999 from $69,000 in the prior year quarter as a result of fees earned for managing 21 hotels for franchisees during the current year quarter compared to managing eight hotels for franchisees during the prior year quarter. Franchise revenue for the quarter increased approximately $267,000, from $281,000 in 1998 to $548,000 in 1999. The franchise revenue for the quarter ended June 30, 1999 reflects $167,000 in initial franchise fees, representing six hotel openings and $30,000 for one contract cancellation fee, compared to $130,000 and five hotel openings in the quarter ended June 30, 1998. Franchise royalties and other revenue on open hotels was approximately $351,000 for the quarter ended June 30, 1999 compared to $151,000 for the quarter ended June 30, 1998. The current year quarter includes $66,000 of franchise fees attributable to the GuestHouse acquisition. The Company earned $64,000 in development and construction revenue during the current year quarter compared to $35,000 earned in the prior year quarter.

         Hotel operating expenses increased $2,974,000, or 59.5%, to $7,976,000 for the quarter ended June 30, 1999, from $5,002,000 for the quarter ended June 30, 1998. The majority of this increase, or approximately $2,198,000, pertains to the opening and quarter-to-date expenses for the 18 hotels open less than a full thirteen months. In addition, approximately $778,000 of the increase is attributable to the mature hotels, which includes $303,000 for the two hotels acquired in the third quarter of 1998. Hotel operating margins at the mature properties declined from 54.2% in the prior year quarter to 50.9% for the current year quarter. Operating margins at all Company-owned hotels, which includes the 18 hotels open less than a full thirteen months, declined from 53.9% for the quarter ended June 30, 1998 to 49.8% for the quarter ended June 30, 1999.

         Corporate operating expenses, net of amounts capitalized, increased $842,000, or 94.5%, to $1,733,000, which includes $57,000 attributable to the GuestHouse operation. The primary reasons for the increase are $161,000 for additional staffing needed to support the growth of the business and a reduction of $556,000 in the amount of project-related expenses capitalized to hotel construction costs as compared to the prior year. Total corporate operating expenses prior to capitalization of project related expenses increased 14.8% compared to the prior year quarter. Depreciation and amortization increased to $1,992,000 from $1,152,000, primarily as a result of the 18 hotels open less than a full thirteen months. The current year quarter includes amortization of $38,000 related to intangible assets acquired in the GuestHouse acquisition.

         Interest expense, net of interest capitalized of $453,000 and $617,000 for the quarters ended June 30, 1999, and June 30, 1998, respectively, increased $1,408,000 from $85,000 for the quarter ended June 30, 1998 to $1,493,000 for the quarter ended June 30, 1999. The increase in interest expense, excluding interest capitalized, is due to higher levels of debt outstanding. .

COMPANY-OWNED HOTEL STATISTICS BY REGION FOR THE SIX MONTHS ENDED JUNE 30, 1999

The following table sets forth certain information regarding the performance of the Company's hotels by geographic region for the six months ended June 30, 1999.

                                                     AWR       Occupancy         RevPAR    Total Hotels    Average Age
                                                     ---       ---------         ------    ------------    -----------
                                                                                                            (in years)
Mid Atlantic Region                             $   183.92         81.9%        $   150.80       10             2.54
Midwest Region                                      188.29         82.6             155.40       15             1.35
Southeast Region                                    181.15         81.0             146.49       19             4.06
West Region                                         188.35         70.8             131.35       16              .93
                                                ----------         ----         ----------       --             ----
All Company-Owned                               $   190.02         77.4%        $   145.97       60             2.25
                                                ==========         ====         ==========       ==             ====

All Mature Company-Owned <F1>                   $   183.26         81.7%        $   149.62       42             2.97
                                                ==========         ====         ==========       ==             ====

<F1>     Mature  hotels  are  those  which  have  operated  for at  least a full thirteen months as of the end of the period for which data is presented.


COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1999 TO THE SIX MONTHS ENDED JUNE 30, 1998

         Hotel revenues for the six months ended June 30, 1999 were $29,237,000, which was an increase of $9,720,000, or 49.8%, over the prior year six-month period. Eighteen hotels open less than a full thirteen months as of June 30, 1999 accounted for $7,031,000 of the increase, while the Company's 42 mature hotels contributed $2,689,000 of the increase. Included in the mature hotel category, are two hotels acquired by the Company in the third quarter of 1998. These two hotels accounted for $1,018,000 of the revenue increase from mature hotels. The average weekly rate ("AWR") for the Company's mature hotels increased from $165.18 to $183.25; however, the occupancy for these hotels declined from 90.4% to 81.7%. The AWR for all Company-owned hotels, which includes the 18 hotels open less than a full thirteen months, increased from $167.25 to $190.02. This increase was accompanied by a decrease in occupancy from 82.1% to 77.4%.

         Franchise and other revenue from corporate operations for the six months ended June 30, 1999, which includes management, franchise and development revenue, was $1,512,000, compared to $773,000 for the six months ended June 30, 1998. Management fees increased $343,000 to $444,000 for the current year period from $101,000 in the prior year period, as a result of fees earned for managing 21 hotels for franchisees during the current year compared to managing eight hotels for franchisees during the prior year. Franchise revenue for the six-month period increased approximately $447,000, from $481,000 in 1998 to $928,000 in 1999. The franchise revenue for the six months ended June 30, 1999 reflects $327,000 in initial franchise fees, representing 12 hotel openings and $30,000 for one contract cancellation fee, compared to $209,000 and eight hotel openings in the prior year six month period. Franchise royalties and other revenue on open hotels was approximately $571,000 for the six months ended June 30, 1999 compared to $272,000 for the six months ended June 30, 1998. The current year period includes $66,000 of franchise fees attributable to the GuestHouse acquisition. The Company earned $64,000 in development and construction revenue during the current year period compared to $183,000 earned in the prior year period.

         Hotel operating expenses increased $5,731,000, or 59.9%, to $15,301,000 for the current year period from $9,570,000 for the prior year period. The majority of this increase, or approximately $4,015,000, pertains to the opening and period-to-date expenses for the 18 hotels open less than a full 13 months. In addition, approximately $1,716,000 of the increase is attributable to the mature hotels, which includes $584,000 for the two hotels acquired in the third quarter of 1998. Hotel operating margins at the mature properties declined from 51.1% in the prior year period to 49.3% for the current year period. Operating margins at all Company-owned hotels, which includes the 18 hotels open less than a full thirteen months, declined from 51.0% for the six months ended June 30, 1998 to 47.7% for the six months ended June 30, 1999.

         Corporate operating expenses, net of amounts capitalized, increased $1,751,000, or 106.2%, to $3,400,000, which includes $57,000 attributable to the
GuestHouse operation. The primary reasons for the increase are $496,000 for additional staffing needed to support the growth of the business and a reduction of $925,000 in the amount of project-related expenses capitalized to hotel construction costs as compared to the prior year. Total corporate operating expenses prior to capitalization of project related expenses increased 22.8% compared to the prior year six-month period. Depreciation and amortization increased to $3,801,000 from $2,235,000, primarily as a result of the 18 hotels open less than a full thirteen months. The current year period includes amortization of $38,000 related to intangible assets acquired in the GuestHouse acquisition.

         Interest expense, net of interest capitalized of $1,223,000 and $1,197,000 for the six months ended June 30, 1999, and June 30, 1998, respectively, increased $2,611,000 from $147,000 for the six months ended June 30, 1998 to $2,758,000 for the six months ended June 30, 1999. The increase in interest expense, excluding interest capitalized, is due to higher levels of debt outstanding and the write off of approximately $300,000 in unamortized loan costs associated with the credit facility at PNC Bank, N.A. which was terminated during the first quarter of 1999.

         During the first quarter of 1999, the Company sold a hotel resulting in a gain of approximately $1,145,000. The hotel continues to operate as a Suburban Lodge under franchise and management agreements that generate franchise and management fee income for the Company

SEASONALITY

         The  Company's  mature  hotels   typically   experience  lower  average
occupancy rates and total revenues during the first and fourth quarters of each year.

LIQUIDITY AND CAPITAL RESOURCES

         On March 31, 1999, the Company completed a $10,250,000 financing agreement with Empire Financial Services, Inc. The financing consists of three mortgage loans with an initial weighted average interest rate of 8.38%. The interest rates are adjustable at the end of each three-year period to rates based on prime plus an average margin of 62.5 basis points. The loan repayments aggregating $88,163 per month are based on a principal amortization period of 20 years with a final maturity of March 1, 2005 for one of the loans and March 1, 2008 for the other two loans. A total of three Company-owned hotels are pledged as collateral on these loans. A portion of the proceeds from this financing was used to repay the notes assumed by the Company in connection with the acquisition of two franchised hotels on July 31, 1998.

         On June 7, 1999, the Company completed a $13,700,000 mortgage loan arrangement with Finova Realty Capital Corporation at a fixed interest rate of 8.8%. The loan requires monthly payments of principal and interest totaling approximately $113,100 commencing August 1, 1999, based on a 25-year amortization schedule with a final maturity of June 30, 2009. A total of five Company-owned hotels are pledged as collateral on this loan.

         On February 23, 1999, the Board of Directors authorized the Company to repurchase up to 1,500,000 shares of its outstanding common stock. As of June 30, 1999, the Company had purchased a total of 300,000 shares at a cost of $1,980,000.

         As of June 30, 1999, the Company had approximately $22.1 million in cash and cash equivalents, $88.7 million of borrowings with Finova Realty Capital Corporation and $10.2 million of borrowings with Empire Financial Services, Inc.

         At June 30, 1999, the Company had two hotels under construction, which are scheduled for completion during the third quarter of 1999, and the Company plans to start construction on three new hotels during the last half of 1999. The Company anticipates that the total additional cost to complete these hotels, as well as fund amounts to be disbursed on recently opened hotels, is approximately $18.7 million, which includes $2.8 million in construction draws accrued at June 30, 1999. The Company intends to fund the construction of these hotels with existing cash balances, cash flow from operations and additional borrowings. The Company is not presently seeking additional sites for the future construction of hotels. However, the Company owns 14 additional sites for future development. The Company has no current plans to acquire additional sites.

         While the Company anticipates that there may be some markets where, due to a number of factors (such as the increased cost of using union subcontractors), its development costs will be higher, overall the Company anticipates that in the immediate future a typical 134-guest room Suburban Lodge hotel will cost approximately $4.6 to $5.0 million (approximately $34,000 to $37,000 per guest room).

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

         Suburban has completed an inventory of its computer hardware and software and determined that the company has a limited number of critical operating systems and applications. Specifically, those systems and applications include: the proprietary property management software utilized at all corporate and franchised hotels ("Property Management System"); software for accounting applications; ADP payroll processing software; and commercial software for routine office applications.

         The contract developer of the Property Management System has confirmed to Suburban in writing that the software is Year 2000 compliant. In addition, the Company has reviewed the system, tested it with live data, and it appears to function accurately in a Year 2000 environment.

         Suburban has received written documentation from the vendor of its current accounting applications software certifying that the software can properly interpret dates subsequent to December 31, 1999. Suburban is implementing a new accounting applications software and expects to complete that implementation by October 1, 1999. The vendor of this new software has certified in writing that the software can properly interpret dates subsequent to December 31, 1999, and Suburban plans to test the software to confirm that it is Year 2000 compliant before start up.

         Suburban has not yet received written certification from ADP that its payroll software systems are Year 2000 compliant. The Company has performed remedial work on its ADP payroll software systems and believes that they are presently compliant. The Company will run tests during the third quarter of 1999 to verify Year 2000 compliance of these systems

         The vendors of certain commercial software utilized by Suburban for routine office applications have indicated that such applications can be made Year 2000 compliant through specific procedures which Suburban is in the process of implementing. Upon final implementation of these procedures, Suburban intends to perform additional testing to ensure that these applications are Year 2000 compliant. The company believes that any required software remediation will be complete by December 31, 1999.

         The detailed scope of the Year 2000 Project for Suburban facilities includes an analysis of both information technology and non-information based systems (such as micro-controllers and other embedded chips) for such matters as building management, security, credit card processing, fire safety systems, electronic locks, elevators, telephones, heating and air-conditioning systems and general equipment. Suburban has completed an inventory and assessment of relevant Year 2000 issues for such systems and equipment. Suburban expects to complete all necessary upgrades to such systems and equipment during the second half of 1999.

         Suburban's ability to continue normal business operations into the Year 2000 will, to a large extent, depend upon the individual Year 2000 compliance efforts of all of its vendors, including basic utilities and telecommunications companies. In the summer of 1998, Suburban began consideration of the effect of Year 2000 issues on its vendors and other business partners. Written requests have been made of the vendors to provide letters regarding their Year 2000 status. The responses to these requests, received to date, indicate for the most part that its vendors and suppliers are currently, or will timely be, Year 2000 compliant. Suburban is replacing vendors whose compliance is questionable. Company owned or operated hotels are acquiring additional stocks of operating supplies and materials. The Company anticipates that during the 3rd quarter of 1999, each such hotel will have a specifically tailored contingency plan which will address possible disruptions in supplies, utilities and governmental services.

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

         Based upon current information, Suburban believes that the Year 2000 problem will not have a material adverse effect on the Company, its business or its financial condition. There can, however, be no assurances that Year 2000 remediation by Suburban or third parties will be properly and timely completed, and failure to do so could have a material adverse effect on the company, its business and its financial condition. Suburban, like other hotels, depends on the continued support of its customers and the availability of public utilities. Customers may accelerate or postpone travel and business affairs based upon Year 2000 concerns. Hotels may not be able to operate if telecommunications, transportation, energy, water and sewer availability are disrupted. Each of these "most likely worst case" scenarios is beyond the immediate control of Suburban and would have a material and adverse impact on occupancies, revenues and earnings. The likelihood and costs of these interruptions are not known or presently quantifiable. Suburban is in the process of developing contingency plans with respect to certain aspects of these scenarios and other Year 2000 issues to lessen as much as possible their potential adverse impact. It is anticipated that each Company-owned or operated hotel, along with the corporate headquarters in Atlanta, will have a written contingency plan describing responses to the aforementioned scenarios. The anticipated costs of implementing these contingency plans are not presently known. The Company does not expect to have a plan to overcome the entire effects on its business from a large scale failure or disruption of passenger transportation or transportation systems generally, the loss of utility and/or telecommunications services or errors or failures in financial transactions, payment processing or banking systems due to the arrival of the Year 2000.

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

 RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which was modified by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the effective date of FASB Statement No. 133". SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company plans to adopt SFAS 133 in 2001, and does not presently expect such adoption to have any effect on the Company's financial statements at that time.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's cash and cash equivalents are short-term, and highly liquid investments with original maturities of three months or less. As a result of the short-term nature of the Company's cash and cash equivalents, a change in market interest rates does not impact the Company's operating results or cash flow.

At June 30, 1999, $10.2 million of the Company's long-term debt bears interest at rates of approximately 8.4%. These rates are fixed until March 31, 2002. The remaining $88.7 million of the Company's long-term debt bears interest at fixed rates ranging from 8.25% to 8.8%. A change in market interest rates is not expected to impact the Company's fixed rate obligations over the next three years.

PART II.  OTHER INFORMATION AND SIGNATURES

Item 1.  Legal Proceedings

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         On May 11, 1999, the Company held its annual meeting of shareholders. The purpose of the meeting was to re-elect two directors whose terms expired in 1999, and to vote on a proposal to amend the Company's Stock Option and Incentive Award Plan (the "Plan) to provide for an additional 250,000 shares which may be issued thereunder. At the meeting, Messrs. David E. Krischer and Dan J. Berman were both re-elected for a three-year term, which expires in 2002. The number of votes cast in favor of Mr. Krischer was 12,897,021, against or withheld was 391,835. The number of votes cast in favor of Mr. Berman was 12,607,021, against or withheld was 681,835. The Company's other directors are Mr. John W. Spiegel, whose term expires in 2000, and Messrs. James R. Kuse and Michael McGovern, whose terms expire in 2001. The proposal to amend the Plan received 9,438,048 votes in favor, 3,840,583 votes against and there were 10,225 absentions.



Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  27 - Financial Data Schedule (For SEC use only)

         (b)      Reports on Form 8-K

                  The Company filed a report on Form 8-K on June 15, 1999. The report was for Item 2, Acquisition or Disposition of Assets, covering the Company's purchase of assets from GuestHouse
                  International LLC. The report did not include financial statements.

                  The Company filed a report on Form 8-K/A on August 13, 1999. The report was for Item 2, Acquisition or Disposition of Assets, covering the Company's purchase of assets from GuestHouse International LLC. The report included the financial statements listed below.

                  Financial statements of GuestHouse International LLC:

                  1. Report of Independent Certified Public Accountants as of and for the year ended December 31, 1998.

                  2.  Balance Sheet as of December 31, 1998.

                  3. Statement of Operations for the year ended December 31, 1998.

                  4. Statement of Changes in Unitholders' Equity for the year ended December 31, 1998.

                  5.  Statement of Cash Flows for the year ended December 31,
                      1998.

                  6. Notes to Financial Statements as of and for the year ended December 31, 1998.

                  7.  Unaudited Balance Sheet as of March 31, 1999.

                  8. Unaudited Statement of Operations for the three months ended March 31, 1999.

                  9. Unaudited Statement of Cash Flows for the three months ended March 31, 1999.

                 10. Notes to Unaudited Financial Statements as of and for the three months ended March 31, 1999.

                 Pro Forma Financial Information:

                  1.  Introduction to Unaudited Pro Forma Financial Information.

                  2.  Unaudited Pro Forma Balance Sheet as of March 31, 1999.

                  3. Unaudited Pro Forma Statement of Operations for the three months ended March 31, 1999.

                  4. Unaudited Pro Forma Statement of Operations for the year ended December 31, 1998.

                  5.  Notes to Unaudited Pro Forma Financial Information.




                                   Signatures


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            Suburban Lodges of America, Inc.


Date: August 16, 1999                       By:  /s/ PAUL A. CRISCILLIS, JR.
      ---------------                            ---------------------------
                                                      Paul A. Criscillis, Jr.
                                                      Vice President, Chief
                                                      Financial Officer


Date: August 16, 1999                       By: /s/ ROBERT E. SCHNELLE
     ----------------                           ----------------------
                                                     Robert E. Schnelle
                                                     Vice President, Treasurer
                                                     (Chief Accounting Officer)