Form 10-Q
period 1999-09-30
SUBURBAN LODGES OF AMERICA INC
filed 1999-11-15
CIK 1011449

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)
/ X /              QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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


         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES / X / NO / /


         Number of shares of Common Stock, $.01 par value, outstanding as of November 9, 1999:

                                   14,204.672

                    Suburban Lodges of America, Inc. and Subsidiaries
                               Consolidated Balance Sheets
                                     (In thousands)

                                                               (Unaudited)
                                                               September 30,   December 31,
                                                                   1999            1998
                                                               -------------   ------------
ASSETS
Current assets:
     Cash and cash equivalents                                  $  19,015         $ 19,178
      Accounts receivable, net of reserves of
          $195 (1999) and $99 (1998)                                2,031            1,796
     Hotel inventory and supplies                                   2,193            1,684
     Prepaid and refundable income taxes                            2,754
     Deferred income taxes                                            829              904
     Prepaid expenses and other current assets                      3,129            1,728
                                                                ---------         --------
           Total current assets                                    27,197           28,044

Property and equipment, net of accumulated depreciation and
     amortization of $16,132 (1999) and $10,764 (1998)            288,198          272,030

Notes receivable                                                    5,675            5,455
Deferred loan costs                                                 1,610            1,552
Acquired intangible assets - net                                    3,615              --
Other assets                                                          469              454
                                                                ---------         --------
TOTAL ASSETS                                                    $ 326,764         $307,535
                                                                =========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
     Current maturities of long-term debt                       $   1,269         $  7,465
     Construction accounts payable                                  1,549            6,847
     Trade accounts payable                                         1,126            2,448
     Accrued wages and benefits                                     1,314              345
     Accrued property taxes                                         2,130              337
     Other accrued liabilities                                      2,223            1,270
     Income taxes payable                                             449              316
     Deferred revenue                                                 789              988
                                                                ---------         --------
          Total current liabilities                                10,849           20,016

Long-term debt, less current maturities                            97,513           74,735
Deferred income taxes                                               1,538            1,026
Other liabilities                                                     111              114
                                                                ---------         --------
          Total liabilities                                       110,011           95,891
                                                                ---------         --------

Shareholders' equity:
     Common stock                                                     157              154
     Additional paid-in capital                                   202,250          200,190
     Retained earnings                                             18,251           11,300
     Treasury stock                                                (3,905)            --
                                                                ---------         --------
          Total shareholders' equity                              216,753          211,644
                                                                ---------         --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $ 326,764         $307,535
                                                                =========         ========


         See accompanying notes to unaudited consolidated financial statements.


                               Suburban Lodges of America, Inc. and Subsidiaries
                                     Consolidated Statements of Operations
                                   (in thousands, except per share amounts)



                                                       (Unaudited)                      (Unaudited)
                                                    Three Months Ended               Nine Months Ended
                                            Sept. 30, 1999   Sept. 30, 1998   Sept. 30, 1999   Sept. 30, 1998
                                            --------------   --------------   --------------   --------------
REVENUE:
Hotel revenue                                   $ 17,717        $ 12,720        $ 46,954          $ 32,237
Franchise and other revenue                          966             442           2,478             1,215
                                                --------        --------        --------          --------

        Total revenue                             18,683          13,162          49,432            33,452
                                                --------        --------        --------          --------


OPERATING COSTS AND EXPENSES:
Hotel operating expenses                           8,849           6,022          24,150            15,592
Corporate operating expenses                       2,419           1,321           5,819             2,970
Site acquisition cancellation expense                              2,480                             2,480
Depreciation and amortization                      2,156           1,439           5,957             3,674
                                                --------        --------        --------          --------
        Total costs and expenses                  13,424          11,262          35,926            24,716
                                                --------        --------        --------          --------

INCOME FROM OPERATIONS                             5,259           1,900          13,506             8,736

OTHER INCOME (EXPENSE):
Interest income                                      358             406           1,000             1,998
Interest expense                                  (1,874)             (5)         (4,632)             (153)
Gain on sale of hotel                                                              1,145
Public debt transaction
     abandonment costs                                           (10,714)                          (10,714)
Other                                                  8                             192                63
                                                --------        --------        --------          --------
        Income (loss) before income taxes          3,751          (8,413)         11,211               (70)
Provision (credit) for income taxes                1,462          (2,939)          4,260               (25)
                                                --------        --------        --------          --------

NET INCOME (LOSS)                               $  2,289        $ (5,474)       $  6,951          $    (45)
                                                ========        ========        ========          ========

EARNINGS (LOSS) PER COMMON SHARE:
   Basic and diluted                            $   0.15        $  (0.35)       $   0.45          $   --
                                                ========        ========        ========          ========


WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING:
   Basic and diluted                              15,388          15,431          15,405            15,430
                                                ========        ========        ========          ========



See accompanying notes to unaudited consolidated financial statements.

                      Suburban Lodges of America, Inc. and Subsidiaries
                            Consolidated Statements of Cash Flows
                                       (in thousands)

                                                                   Unaudited)
                                                                 Nine Months Ended
                                                        Sept. 30, 1999      Sept. 30, 1998
                                                      -----------------    ----------------
OPERATING ACTIVITIES:
Net income (loss)                                             $  6,951           $    (45)
Adjustments to reconcile net income to
  net cash provided by operating activities:
  Depreciation and amortization                                  5,957              3,674
  Deferred income taxes                                            587                --
  Equity in loss of joint venture                                   23                --
  Stock compensation                                                19                 30
  Gain on sale of property                                      (1,145)               (63)
  Site acquisition cancellation expense                                             2,480
  Changes  in  operating  assets  and
    liabilities --   net  of  the  effects  of
     acquisitions:
     Accounts receivable                                          (235)              (681)
     Other current assets                                          881             (4,402)
     Other assets                                                 (197)              (202)
     Trade accounts payable                                     (1,322)              (558)
     Income taxes payable                                          133                --
     Other current liabilities                                   3,414              1,267
     Other liabilities                                              (3)               (26)
                                                              --------           --------
          Net cash provided by operating activities             15,063              1,474
                                                              --------           --------

INVESTING ACTIVITIES:
Additions to property and equipment                            (25,231)           (82,823)
Proceeds from sale of property                                   4,405                356
Acquisitions - net of cash acquired                             (1,481)            (2,279)
Increase (decrease) in construction accounts payable            (5,298)             3,063
Investment in and advances to joint venture                       (240)              (430)
                                                              --------           --------
          Net cash used by investing activities                (27,845)           (82,113)
                                                              --------           --------
FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt                        23,950             15,000
Principal payments on long-term debt                            (7,368)               (11)
Purchase of treasury stock                                      (3,905)               --
Notes issued to franchisees                                       --               (2,660)
Reserve for abandonment of public debt transaction                --               10,714
Net increase in deferred loan costs                                (58)
Decrease in restricted cash                                       --               11,000
                                                              --------           --------
          Net cash provided by financing activities             12,619             34,043
                                                              --------           --------

Net decrease in cash and cash equivalents                         (163)           (46,596)
Cash and cash equivalents at beginning of period                19,178             62,650
                                                              --------           --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $ 19,015           $ 16,054
                                                              ========           ========

Supplemental information:
    Interest paid net of interest capitalized                 $  4,506           $     51
                                                              ========           ========
    Income taxes paid                                         $    899           $  3,183
                                                              ========           ========


See accompanying notes to unaudited consolidated financial statements.

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

         On June 7, 1999, the Company completed a $13,700,000 mortgage loan arrangement with Finova Realty Capital Corporation at a fixed interest rate of 8.8%. The loan requires monthly payments of principal and interest totaling approximately $113,100, based on a 25-year amortization schedule with a final maturity of June 30, 2009. Five Company-owned hotels are pledged as collateral on this loan.


3.       ACQUISITION

         On July 31, 1998, the Company acquired two companies, each of which operates a Suburban Lodge hotel in Arlington, Texas, for an aggregate purchase price of $2.5 million. A director of the Company was a minority shareholder in these two companies. A second director had an indirect family interest in the two companies. Prior to the acquisitions, the Company's Board of Directors (excluding those members of the Board with a direct or indirect interest in the companies acquired) reviewed and approved the terms of the related Purchase Agreements. The acquisitions were accounted for as purchases and, accordingly, the consolidated statements of earnings include the revenues, expenses and operating results of the acquired companies from the date of acquisition.

         The Company's allocation of purchase price to assets acquired and liabilities assumed was as follows:


                    Property and equipment               $  9,971,000
                    Other assets                              420,000
                                                         ------------
                                                           10,391,000
                    Notes payable                          (6,597,000)
                    Other liabilities                      (1,289,000)
                                                         ------------
                    Purchase price                          2,505,000
                    Less cash acquired                       (226,000)
                                                         ------------
                    Purchase price, net of cash          $  2,279,000
                                                         ============


         On June 1, 1999, the Company, through a wholly-owned subsidiary, GuestHouse International Franchise Systems, Inc. ("GuestHouse"), completed the acquisition of assets from GuestHouse International LLC for a total purchase price, including transaction-related expenses, of $3,525,000. The purchase price consisted of cash of $1,481,000 and 300,000 shares of the Company's common stock with a market value of $2,044,000. The Company also assumed certain liabilities totaling $102,000. GuestHouse is a franchisor of midscale lodging facilities under the names GuestHouse International Inns, Hotels and Suites.

         The acquisition was accounted for as a purchase and, accordingly, the consolidated statements of earnings for the periods ended September 30, 1999 include the revenues, expenses and operating results of GuestHouse from the date of acquisition. The purchase price plus the value of liabilities assumed was allocated to assets acquired based on their estimated fair value as follows:


                    Continuing franchise contracts          $  1,392,000
                    Goodwil                                    2,198,000
                    Other assets                                  37,000
                                                            ------------
                                                               3,627,000
                    Liabilities assumed                         (102,000)
                                                            ------------
                    Purchase price                          $  3,525,000
                                                            ============

         The franchise contracts are being amortized over a period of four years, and goodwill is being amortized over a period of twenty years.


4.       PROJECT ABANDONMENT COSTS

         On July 9, 1998, the Company purchased an interest rate lock in connection with the planned issuance of $100,000,000 in subordinated debt. Subsequent to the purchase of the rate lock, public demand for subordinated debt declined dramatically and the Company abandoned its planned debt offering. As public debt market demand declined, markets for other forms of debt also became more volatile, and the Company decided to defer or cancel the purchase of several potential hotel sites. As a result of these decisions, expenses of $8.7 million, net of income taxes, were recognized during the quarter ended September 30, 1998 to cover costs associated with the abandoned debt transaction, including the loss expected to be incurred upon settlement of the interest rate lock, and the termination of negotiations with respect to several potential hotel sites.

5.       EARNINGS PER COMMON SHARE

         Earnings per common share were computed based on the weighted average number of common shares outstanding. Stock options outstanding under the Company's various stock option plans did not have a dilutive effect in any of the periods presented.

6.       CONTINGENCIES

         The Company is a defendant in litigation in the ordinary course of business. In the opinion of management, such litigation will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

7.       SEGMENT AND RELATED INFORMATION

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

         Summarized financial information concerning the Company's reportable segments is shown in the following tables (in thousands):

                                                                Franchising       Corporate
                                                Hotel           Franchising      and Support
                                              Operations        Operations         Services           Total
                                              ----------        ----------         --------           -----
QUARTER ENDED SEPTEMBER 30, 1999
Revenues from external customers ...          $ 17,717          $    632          $    334           $ 18,683
Intersegment revenues (see Note) ...                                 705               881              1,586
Depreciation and amortization ......             1,903               117               136              2,156
Intersegment expenses ..............             1,586                                                  1,586
Net operating income (loss) ........             5,379               284              (429)             5,234

QUARTER ENDED SEPTEMBER 30, 1998
Revenues from external customers ...          $ 12,720          $    251          $    191             13,162
Intersegment revenues ..............                                                   635                635
Depreciation and amorization .......             1,391                 2                46              1,439
Intersegment expenses ..............               635                                                    635
Net operating income (loss) ........             4,676                26              (322)             4,380

NINE MONTHS ENDED SEPTEMBER 30, 1999
Revenues from external customers ...          $ 46,954          $  1,563          $    915           $ 49,432
Intersegment revenues (see Note) ...                               1,875             2,343              4,218
Depreciation and amortization ......             5,425               162               370              5,957
Intersegment expenses ..............             4,218                                                  4,218
Net operating income (loss) ........            13,161             1,476            (1,018)            13,619
Total assets .......................           297,618             4,619            24,527            326,764

NINE MONTHS ENDED SEPTEMBER 30, 1998
Revenues from external customers ...          $ 32,237          $    733          $    482           $ 33,452
Intersegment revenues ..............                                                 1,606              1,606
Depreciation and amortization ......             3,502                 7               165              3,674
Intersegment expenses ..............             1,606                                                  1,606
Net operating income (loss) ........            11,537               118              (439)            11,216
Total assets .......................           276,966               685             2,513            280,164

Note:    Effective  January  1,  1999,  Suburban  Franchise  Systems,   Inc.,  a
         wholly-owned subsidiary, instituted a franchise royalty charge to all Company-owned hotels.

         The following table provides a reconciliation of total segment net operating income to the Company's reported income before income taxes (in thousands):

                                                     Quarter Ended September 30,              Nine Months Ended September 30,
                                                     ---------------------------              -------------------------------
                                                      1999               1998                      1999              1998
                                                      ----               ----                      ----              ----
Total segment net operating income                  $ 5,234            $ 4,380                  $ 13,619          $ 11,216
Interest income                                         358                406                     1,000             1,998
Gain on sale of hotel                                                                              1,145
Other nonoperating income                                 8                 -                        192                63
Interest expense                                     (1,874)                (5)                   (4,632)             (153)
Site acquisition cancellation costs                      25             (2,480)                     (113)           (2,480)
Public debt transaction abandon-
     ment costs                                          --             (10,714)                     --            (10,714)
                                                    -------             -------                 --------         ---------
Income (loss) before income taxes                   $ 3,751            $ (8,413)                $ 11,211         $     (70)
                                                    =======            ========                 ========         =========


         All of the Company's revenues are derived in the United States of America. No single external customer accounts for ten percent or more of the Company's total revenue.


8.       RELATED PARTY TRANSACTIONS

         During certain periods of 1998, two franchise locations were partially owned by two of the Company's directors or members of their immediate families. As described in Note 3, the Company acquired both locations on July 31, 1998. Franchise and other revenue recognized for such locations for the three month and nine month periods ended September 30, 1998 was approximately $14,000 and $97,000, respectively.

         During 1998, the Company entered into a joint venture to develop a Suburban Lodge hotel in Atlanta, Georgia, investing $200,000 for a 25% equity position. A non-employee director of the Company also owned a 25% equity position in this venture. Also during 1998, the Company acquired an option to purchase the director's interest in this venture for a total consideration of $300,000, including the amount paid for the option ($230,000). On August 1, 1999, the Company exercised its option to purchase the director's interest. The hotel owned by the venture opened in May 1999.



9.       RECLASSIFICATIONS

         Certain prior year amounts have been reclassified to conform to the current year presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ACQUISITION

On June 1, 1999, the Company, through a wholly-owned subsidiary, acquired the assets of GuestHouse International LLC ("GuestHouse"). GuestHouse is a franchisor of midscale lodging facilities under the names GuestHouse International Inns, Hotels and Suites. The effect of this acquisition on the operating results for the three-month and nine-month periods ended September 30, 1999 is discussed below.

The Company's acquisition of GuestHouse was an important step toward reaching its strategic objective of expanding its franchising operations. With the addition of this second brand, a traditional nightly stay hotel to complement the Suburban Lodge extended stay hotel brand, the Company has increased the size of its franchise sales force and is focusing its efforts in this area. As the table below indicates, the Company's two brands had 209 hotels open or in development at September 30, 1999.

BRAND STATUS REPORT AT SEPTEMBER 30, 1999

                                    Suburban    Guesthouse
                                     Lodges    International      Total
                                     ------    -------------      -----

Hotels open                            105          45          150
Hotels under construction
     or conversion                      10           5           15
Executed franchise agreements
     (not under construction)            5           5           10
Approved applications                   24          10           34
                                       ---          --          ---
Total hotels open or in
     development                       144          65          209
                                       ===          ==          ===




COMPANY-OWNED HOTEL STATISTICS BY REGION FOR THE QUARTER ENDED
SEPTEMBER 30, 1999

The following table sets forth certain information regarding the performance of the Company's hotels by geographic region for the quarter ended September 30, 1999.

==============================================================================================================================
                                                      AWR         Occupancy           RevPAR   Total Hotels       Average Age
------------------------------------------------------------------------------------------------------------------------------
                                                                                                                   (in years)

Mid Atlantic Region                             $   195.56            87.4%        $   171.03       10               2.77
Midwest Region                                      211.04            88.7             187.48       15               1.60
Southeast Region                                    184.27            84.4             155.34       19               4.31
West Region                                         186.36            80.7             150.01       16               1.03
                                                ------------------------------------------------------------------------------
  All Company-Owned                             $   193.42            84.9%        $   164.56       60               2.50
                                                ==============================================================================

All Mature Company-Owned <F1>                   $   190.37            86.5%        $   164.71       46               3.05
==============================================================================================================================

<F1>     Hotels  are  considered  to be mature  for these  statistics  when they  have been open for  twelve  full calendar months.


COMPARISON OF THE QUARTER ENDED SEPTEMBER 30, 1999 TO THE QUARTER ENDED SEPTEMBER 30, 1998

         Hotel revenues for the quarter ended September 30, 1999 were $17,717,000 which was an increase of $4,997,000, or 39.3%, over the quarter ended September 30, 1998. Fourteen hotels open less than twelve full calendar months as of September 30, 1999 accounted for $3,996,000 of the increase, while the Company's 46 mature hotels contributed $1,001,000 of the increase. The average weekly rate ("AWR") for the Company's mature hotels increased from $175.97 to $190.37; however, the occupancy for these hotels declined from 90.3% to 86.5%. The AWR for all Company-owned hotels, which includes the 14 hotels open less than twelve full calendar months, increased from $179.05 to $193.42. This increase was accompanied by a decrease in occupancy from 87.6% to 84.9%.

         Franchise and other revenue from corporate operations for the quarter ended September 30, 1999, which includes management, franchise and development revenue, was $966,000, compared to $442,000 for the quarter ended September 30, 1998. Management fees increased $184,000 to $302,000 for the quarter ended September 30, 1999 from $118,000 in the prior year quarter as a result of fees earned for managing 20 hotels for franchisees during the current year quarter compared to managing 10 hotels for franchisees during the prior year quarter. Franchise revenue for the quarter increased approximately $381,000, from $251,000 in 1998 to $632,000 in 1999. Initial franchise fees of $64,000 and
$52,000 were earned in the quarters ended September 30, 1999 and September 30, 1998, respectively. There were two hotel openings in each of these quarters. Franchise royalties and other revenue on open hotels was approximately $568,000 for the quarter ended September 30, 1999 compared to $199,000 for the quarter ended September 30, 1998. The current year quarter includes $215,000 of franchise fees attributable to the GuestHouse acquisition. The Company earned $73,000 in development and construction revenue during the prior year quarter. No development and construction revenue was earned during the current year quarter.

         Hotel operating expenses increased $2,827,000, or 46.9%, to $8,849,000 for the quarter ended September 30, 1999, from $6,022,000 for the quarter ended September 30, 1998. The majority of this increase, or approximately $1,897,000, pertains to the opening and quarter-to-date expenses for the 14 hotels open less than twelve full calendar months. In addition, approximately $930,000 of the increase is attributable to the mature hotels. Hotel operating margins at the mature properties declined from 53.5% in the prior year quarter to 50.1% for the current year quarter. Operating margins at all Company-owned hotels, which includes the 14 hotels open less than twelve full calendar months, declined from 52.7% for the quarter ended September 30, 1998 to 50.1% for the quarter ended September 30, 1999.

         Corporate operating expenses, net of amounts capitalized, increased $1,098,000, or 83.1%, to $2,419,000 which includes $381,000 attributable to
GuestHouse. The primary reasons for the increase are $243,000 for additional staffing needed to support the growth of the business and a reduction of $701,000 in the amount of project-related expenses capitalized to hotel construction costs as compared to the prior year. Total corporate operating expenses prior to capitalization of project related expenses increased 15.6% compared to the prior year quarter. The prior year amounts included $218,000 of expense associated with the Company's early termination of a lease in connection with its move to a new headquarters building. Depreciation and amortization increased to $2,156,000 from $1,439,000, primarily as a result of the 14 hotels open less than twelve full calendar months. The current year quarter includes amortization of $114,000 related to intangible assets acquired in the GuestHouse acquisition.

         Interest expense, net of interest capitalized of $298,000 and $570,000 for the quarters ended September 30, 1999, and September 30, 1998, respectively, increased from $5,000 for the quarter ended September 30, 1998 to $1,874,000 for the quarter ended September 30, 1999. The increase in total interest charges incurred is due to higher levels of debt outstanding.

COMPANY-OWNED HOTEL STATISTICS BY REGION FOR THE NINE MONTHS ENDED
 SEPTEMBER 30, 1999

The following table sets forth certain information regarding the performance of the Company's hotels by geographic region for the nine months ended September 30, 1999.

================================================================================================================
                                           AWR        Occupancy          RevPAR   Total Hotels      Average Age
----------------------------------------------------------------------------------------------------------------
                                                                                                  (in years)
Mid Atlantic Region                   $   188.11         83.7%        $   157.62       10             2.77
Midwest Region                            208.41         80.0             166.29       15             1.60
Southeast Region                          182.30         82.0             149.28       19             4.31
West Region                               187.14         74.5             138.42       16             1.03
                                      --------------------------------------------------------------------------
  All Company-Owned                   $   191.17         80.0%        $   152.44       60             2.50
                                      ==========================================================================
All Mature Company-Owned <F1>         $   186.28         83.4%        $   155.37       46             3.05
================================================================================================================

<F1>     Hotels  are  considered  to be mature  for these  statistics when they have been open for twelve full calendar months.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1999 TO THE NINE MONTHS ENDED SEPTEMBER 30, 1998

         Hotel revenues for the nine months ended September 30, 1999 were $46,954,000, which was an increase of $14,717,000 or 45.7%, over the prior year nine-month period. Fourteen hotels open less than twelve full calendar months as of September 30, 1999 accounted for $8,884,000 of the increase, while the Company's 46 mature hotels contributed $5,833,000 of the increase. Included in the mature hotel category are two hotels acquired by the Company in the third quarter of 1998. These two hotels accounted for $1,224,000 of the revenue increase from mature hotels. The average weekly rate ("AWR") for the Company's mature hotels increased from $169.24 to $186.28; however, the occupancy for these hotels declined from 90.3% to 83.4%. The AWR for all Company-owned hotels, which includes the 14 hotels open less than twelve full calendar months, increased from $171.79 to $191.17. This increase was accompanied by a decrease in occupancy from 84.1% to 80.0%.

         Franchise and other revenue from corporate operations for the nine months ended September 30, 1999, which includes management, franchise and development revenue, was $2,478,000, compared to $1,215,000 for the nine months ended September 30, 1998. Management fees increased $527,000 to $746,000 for the current year period from $219,000 in the prior year period, as a result of fees earned for managing 20 hotels for franchisees during the current year compared to managing 10 hotels for franchisees during the prior year. Franchise revenue for the nine-month period increased approximately $832,000, from $731,000 in 1998 to $1,563,000 in 1999. The franchise revenue for the nine months ended September 30, 1999 reflects $390,000 in initial franchise fees, representing 14 hotel openings and $30,000 for one contract cancellation fee, compared to $262,000 and 10 hotel openings in the prior year nine month period. Franchise royalties and other revenue on open hotels was approximately $1,143,000 for the nine months ended September 30, 1999 compared to $469,000 for the nine months ended September 30, 1998. The current year period includes $281,000 of franchise fees attributable to the GuestHouse acquisition. The Company earned $64,000 in development and construction revenue during the current year period compared to $256,000 earned in the prior year period.

         Hotel operating expenses increased $8,558,000, or 54.9%, to $24,150,000 for the current year period from $15,592,000 for the prior year period. The majority of this increase, or approximately $4,823,000, pertains to the opening and period-to-date expenses for the 14 hotels open less than twelve full calendar months. In addition, approximately $3,735,000 of the increase is attributable to the mature hotels, which includes $715,000 for the two hotels acquired in the third quarter of 1998. Hotel operating margins at the mature properties declined from 52.1% in the prior year period to 49.6% for the current year period. Operating margins at all Company-owned hotels, which includes the 14 hotels open less than twelve full calendar months, declined from 51.6% for the nine months ended September 30, 1998 to 48.6% for the nine months ended September 30, 1999.

         Corporate operating expenses, net of amounts capitalized, increased $2,849,000, or 95.9%, to $5,819,000, which includes $445,000 attributable to
GuestHouse. The primary reasons for the increase are $739,000 for additional staffing needed to support the growth of the business and a reduction of $1,626,000 in the amount of project-related expenses capitalized to hotel construction costs as compared to the prior year. The prior year amounts included $218,000 of expense associated with the Company's early termination of a lease in connection with its move to a new headquarters building. Total corporate operating expenses prior to capitalization of project related expenses increased 19.8% compared to the prior year nine-month period. Depreciation and amortization increased to $5,957,000 from $3,674,000, primarily as a result of the 14 hotels open less than twelve full calendar months. The current year period includes amortization of $153,000 related to intangible assets acquired in the GuestHouse acquisition.

         Interest expense, net of interest capitalized of $1,522,000 and $1,767,000 for the nine months ended September 30, 1999 and September 30, 1998, respectively, increased $4,479,000 from $153,000 for the nine months ended September 30, 1998 to $4,632,000 for the nine months ended September 30, 1999. The increase in total interest charges incurred is due to higher levels of debt outstanding and the write off of approximately $300,000 in unamortized loan costs associated with the credit facility at PNC Bank, N.A. which was terminated during the first quarter of 1999. See "Liquidity and Capital Resources."

         During the first quarter of 1999, the Company sold a hotel resulting in a gain of approximately $1,145,000. The hotel continues to operate as a Suburban Lodge under franchise and management agreements that generate fee income for the Company

QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1998

         On July 9, 1998, the Company purchased an interest rate lock in connection with the planned public issuance of $100,000,000 in subordinated debt. Subsequent to the purchase of the rate lock, demand in the public market for subordinated debt declined dramatically. Therefore, the Company abandoned the planned debt offering, Interest rates fell significantly after the purchase of the interest rate lock, even though such rates were at then historical lows at the time of purchase, and the Company recognized expenses of $10.7 million during the nine months ended September 30, 1998 in connection with the rate lock and for certain legal, accounting and other costs associated with the abandoned debt offering.

         As the public debt market demand declined, markets for other forms of debt also became more volatile. Due to the uncertain outlook for financing, the Company substantially reduced its development activities beginning in September 1998. A decision was made to defer or cancel the purchase of several potential hotel sites. Accordingly, costs of $2,480,000 were recorded in September 1998 to recognize the losses incurred in connection with the abandonment of such sites.

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

         On June 7, 1999, the Company completed a $13,700,000 mortgage loan arrangement with Finova Capital Corporation at a fixed interest rate of 8.8%. The loan requires monthly payments of principal and interest totaling approximately $113,100 commencing August 1, 1999, based on a 25-year amortization schedule with a final maturity of June 30, 2009. A total of five Company-owned hotels are pledged as collateral on this loan.

         On February 23, 1999, the Board of Directors authorized the Company to repurchase up to 1,500,000 shares of its outstanding common stock. As of September 30, 1999, the Company had purchased a total of 622,500 shares at a cost of $3,905,000. On November 2, 1999, the Board of Directors authorized the Company to purchase up to an additional 1,500,000 shares. Through November 9, 1999 the Company has purchased 1,529,400 shares at a cost of $8,580,000 using available cash reserves.

         As of September 30, 1999, the Company had approximately $19.0 million in cash and cash equivalents, $57.7 million of borrowings from Finova Capital Corporation, $30.8 million of borrowings from Amresco Services LP and $10.2 million of borrowings from Empire Financial Services, Inc.

         At September 30, 1999, the Company had two hotels under construction, which are scheduled to open in late 1999. The Company anticipates that the total additional cost to complete these two hotels, as well as fund amounts to be disbursed on recently opened hotels, is approximately $3.7 million, which includes $2.8 million in construction draws accrued at September 30, 1999. The Company intends to fund these expenditures from existing cash balances and cash flow from operations. The Company has closed construction loans on two hotels for which it expects to break ground during the fourth quarter of 1999 and has received a loan commitment on a hotel for which it expects to begin construction during the first half of 2000.

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

         The Company also owns 11other sites which it intends to use for future hotel development. The Company's present focus is on expanding its franchising operations; therefore, it is not seeking additional sites for the future construction of hotels.

         In the future, the Company may seek to acquire new credit facilities or issue debt or equity securities. Any debt incurred or issued by the Company may be secured or unsecured, bear fixed or variable rate interest, and may be subject to such terms and conditions as the Board of Directors of the Company deems prudent.

YEAR 2000 PREPAREDNESS

         The Year 2000 issue may materialize from the widespread use of computers that rely on two-digit date codes to perform certain computations or decision-making functions. Some of these computers or systems may fail to recognize that the year 1999 is followed by the year 2000, that the year 2000 is a leap year, or that 99 or 00 does not mean the end of the file or program. Due to this failure, a malfunction might occur in products/processes using a microprocessor with two-digit year presentation.

         Suburban established the Suburban Year 2000 Project to identify potential risk areas and introduce action plans and guidelines for managing Year 2000 issues. As part of the Year 2000 Project, a task force was created, directed by the Chief Executive Officer and consisting of representatives of various Suburban departments. The task force has identified, inventoried and assessed systems and components for potential Year 2000 risks; renovated and replaced systems or components, as necessary; and tested the renovated and replaced systems and components.

         Suburban completed an inventory of its computer hardware and software and determined that the company has a limited number of critical operating systems and applications. Specifically, those systems and applications include: the proprietary property management software utilized at all corporate and franchised hotels ("Property Management System"); software for accounting applications; ADP payroll processing software; and commercial software for routine office applications.

         The contract developer of the Property Management System has confirmed to Suburban in writing that the software is Year 2000 compliant. The Company has reviewed the system, tested it with live data, and it appears to function accurately in a Year 2000 environment.

         Suburban has implemented new accounting applications software. The vendor of this new software has certified in writing that the software can properly interpret dates subsequent to December 31, 1999. Suburban has completed initial testing of the software and will continue to test the software to confirm that it is Year 2000 compliant.

         Suburban has received written certification from ADP that its payroll software systems are Year 2000 compliant.

         The vendors of certain commercial software utilized by Suburban for routine office applications have indicated that such applications can be made Year 2000 compliant through specific procedures which Suburban has substantially implemented. Upon final implementation of these procedures, Suburban intends to perform additional testing to ensure that these applications are Year 2000 compliant. The company believes that any required remediation and testing of such software will be complete by December 31, 1999.

         Suburban's ability to continue normal business operations into the Year 2000 will, to a large extent, depend upon the individual Year 2000 compliance efforts of all of its vendors, including basic utilities and telecommunications companies. In the summer of 1998, Suburban began consideration of the effect of Year 2000 issues on its vendors and other business partners. Written requests have been made of the vendors to provide letters regarding their Year 2000 status. The responses to these requests received to date, indicate for the most part that its vendors and suppliers are currently, or will timely be, Year 2000 compliant. Suburban is replacing vendors whose compliance is questionable.

          Suburban, like other hotels, depends on the continued support of its customers and the availability of public utilities. Customers may accelerate or postpone travel and business affairs based upon Year 2000 concerns. Hotels may not be able to operate if telecommunications, transportation, energy, water and sewer availability are disrupted. Each of these "most likely worst case" scenarios is beyond the immediate control of Suburban and would have a material adverse impact on occupancies, revenues and earnings. The likelihood and costs of these interruptions are not known or presently quantifiable.

         With respect to these "most likely worst case" scenarios, Suburban has prepared contingency plans for each of the company owned and operated hotels, and for each hotel managed by the Company on behalf of a franchisee. These contingency plans are designed to protect the safety and convenience of guests and employees, and maintain hotel facilities. Hotels are obtaining certain emergency supplies along with additional inventories of housekeeping and other consumable materials required for operation of each hotel. The plans further establish redundant means of communication with Company management and specific policies to deal with possible loss of telephone service and/or public utilities. These contingency plans will be tested by drills performed during the months prior to December 31, 1999. The cost of emergency supplies for each hotel is estimated to be $1,000. Any excess inventory will be consumed during normal hotel operations subsequent to January 1, 2000. The Company does not expect to have a plan to overcome the entire effects on its business from a large scale failure or disruption of passenger transportation or transportation systems generally, the loss of utility and/or telecommunications services or errors or failures in financial transactions, payment processing or banking systems due to the arrival of the Year 2000.

         Based upon current information, Suburban believes that the Year 2000 problem will not have a material adverse effect on the Company, its business or its financial condition. There can, however, be no assurances that Year 2000 remediation by Suburban or third parties will be properly and timely completed, and failure to do so could have a material adverse impact on the Company, its business and its financial condition. At present, Suburban does not anticipate that material incremental costs will be incurred in connection with the Year

2000 Project. To date, Suburban has not experienced any known negative impacts on operations, management, or financial reporting as a result of Year 2000 issues. No material costs have been incurred to date. Suburban anticipates that remaining Year 2000 preparedness activities will be completed primarily with existing internal personnel. Accordingly, the total costs to the Year 2000 Project have not been separately estimated, but are expected to be minimal over the course of the Project. The Year 2000 Project has not resulted in deferral of spending for other systems and equipment as planned. Cost estimates may vary in the future and will be updated as Suburban considers updating and replacement of any systems and applications or learns additional information concerning the status of its and third parties' Year 2000 compliance.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which was modified by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company plans to adopt SFAS 133 in 2001, and does not presently expect such adoption to have any effect on the Company's financial statements at that time.

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

At September 30, 1999, $10.2 million of the Company's long-term debt bears interest at rates of approximately 8.4%. These rates are fixed until March 31, 2002. The remaining $88.6 million of the Company's long-term debt bears interest at fixed rates ranging from 8.25% to 8.8%. A change in market interest rates is not expected to impact the Company's fixed rate obligations over the next three years.

PART II. OTHER INFORMATION AND SIGNATURES

Item 1.  Legal Proceedings

         None


Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  27 - Financial Data Schedule (For SEC use only)

         (b)      Reports on Form 8-K

                  The Company filed a report on Form 8-K/A on August 13, 1999 as described in its Form 10Q filed August 16, 1999 for the quarter ended June 30, 1999.



                                   Signatures


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            Suburban Lodges of America, Inc.


Date: November 15, 1999                     By:  /S/ Paul A. Criscillis, Jr.
      -----------------                          ---------------------------
                                                   Paul A. Criscillis, Jr.
                                                   Vice President, Chief
                                                     Financial Officer


Date: November 15, 1999                     By: /S/ Robert E. Schnelle
     ------------------                         ----------------------
                                                   Robert E. Schnelle
                                                   Vice President, Treasurer
                                                   (Chief Accounting Officer)