Form 10-Q/A
period 1999-06-30
SUBURBAN LODGES OF AMERICA INC
filed 1999-12-08
CIK 1011449

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


         The Registrant is amending Item 2 of its Form 10-Q to correct the data in the chart below for average weekly rate and occupancy for the Midwest Region for the six months ended June 30, 1999.


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

                                                     AWR       Occupancy         RevPAR    Total Hotels    Average Age
                                                     ---       ---------         ------    ------------    -----------
                                                                                                            (in years)
Mid Atlantic Region                             $   183.92         81.9%        $   150.80       10             2.54

Midwest Region                                      206.80         75.6             155.40       15             1.35

Southeast Region                                    181.15         81.0             146.49       19             4.06
West Region                                         188.35         70.8             131.35       16              .93
                                                ----------         ----         ----------       --             ----
All Company-Owned                               $   190.02         77.4%        $   145.97       60             2.25
                                                ==========         ====         ==========       ==             ====

All Mature Company-Owned <F1>                   $   183.26         81.7%        $   149.62       42             2.97
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



                                            Suburban Lodges of America, Inc.


Date: December 8, 1999                      By:     Paul A. Criscillis, Jr.
      ---------------                            ---------------------------
                                                      Paul A. Criscillis, Jr.
                                                      Vice President, Chief
                                                      Financial Officer


Date: December 8, 1999                       By:    Robert E. Schnelle
     ----------------                           ----------------------------
                                                     Robert E. Schnelle
                                                     Vice President, Treasurer
                                                     (Chief Accounting Officer)