Form 10-K405
period 1999-12-31
SUBURBAN LODGES OF AMERICA INC
filed 2000-03-30
CIK 1011449

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


              /x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

                   For the fiscal year ended December 31, 1999

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

            300 GALLERIA PARKWAY, SUITE 1200, ATLANTA, GEORGIA 30339
            --------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (770) 799-5000

        Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act:

               Common Stock, Par Value $0.01 Per Share
               ---------------------------------------

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---.

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements  incorporated  by  reference  in Part  III of this  Form  10-K or any
amendment to this Form 10K.              /X/

         The aggregate market value of the voting stock held by non-affiliates (which for purposes hereof are all holders other than executive officers and directors) of the Registrant as of March 24, 2000 is $66,244,874 (based on $
6.50 per share,  the last sales  price on the NASDAQ  Stock  Market on March 24,
2000).

         At March 24, 2000 there were issued and outstanding 13,715,972 shares of Common Stock, par value $0.01 per share.


                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's definitive Proxy Statement for the 2000 Annual Meeting of Shareholders are incorporated by reference into Part III.

                                     PART I

ITEM 1.  BUSINESS.



GENERAL

     Suburban Lodges of America, Inc. (individually and collectively with its subsidiaries, the "Company") was incorporated in Georgia in 1987. The Company develops, owns, manages and franchises Suburban Lodge(R) hotels, which are economy extended-stay hotels designed to appeal to value-conscious guests seeking to "Lodge for Less."(R) Suburban Lodge has been ranked as the 12th largest economy hotel brand and the Company has been ranked as the 23rd largest hotel company in the world (based on number of guest rooms and hotels). Suburban Lodge guest rooms are fully furnished and include a combination living room and bedroom, a bathroom and a fully equipped kitchenette. Weekly maid and linen services, access to cable or satellite television and coin-operated laundromats are also provided to allow guests to stay comfortably for extended periods. Suburban Lodge hotels offer clean, comfortable and attractive accommodations to guests at substantially lower rates than most traditional and other extended-stay hotels. Although daily rates are available, a majority of all guests pay the Company's weekly rates, which currently range from $149 to $289 for standard guest rooms and from $169 to $309 for larger guest rooms.

     Based upon the high occupancy rates of the Company's hotels and its franchised hotels, published occupancy rates for other participants in the extended-stay market and industry sources, the Company believes that demand for extended-stay hotels compares favorably to the existing supply of hotels in this segment of the market. The Company believes that Suburban Lodge hotels appeal to an underserved and growing segment of guests in the extended-stay market. These guests include business travelers (particularly those with limited or no expense accounts), individuals on temporary work assignments, persons relocating or purchasing a home, tourists and other value-conscious customers desiring low-cost, longer-term, quality accommodations with fully equipped kitchenettes. The Company believes that the extended-stay market offers a number of attractive investment characteristics compared to traditional hotels, including higher than industry average occupancy rates and operating margins.

     The Company believes that several features differentiate the Company and its hotels from, and provide a competitive advantage over, traditional and other extended-stay lodging hotels, such as: (i) franchising opportunities; (ii) its low weekly rates; (iii) guest rooms that include fully-equipped kitchenettes;
(iv) marketing and pricing to appeal to longer guest stays; (v) higher occupancy rates; (vi) operating efficiencies; (vii) standard design and low construction costs; and (viii) attractive unit economics.

BUSINESS STRATEGY

     With 61 Company owned and 46 franchised Suburban Lodge hotels operating in 19 states as of December 31, 1999, Suburban Lodge has established itself as a national provider of economy extended-stay hotels. While the Company continues to own and develop a select group of properties each year, the Company has recently focused on reshaping itself to become a multi-brand, fee-based franchisor rather than a capital -intensive development enterprise.

     GROWTH STRATEGY

     GUESTHOUSE INTERNATIONAL INNS, HOTELS AND SUITES. In June 1999, the Company added the GuestHouse International brand to its portfolio, thereby extending the Company's ability to attract franchisees. The Company now has a nightly stay brand and a brand that is not targeted primarily at the economy segment of the market. The GuestHouse International brand includes a diverse group of mid-market hotels, many of which are two and three diamond AAA rated hotels. Although approximately 25 percent of GuestHouse International hotels are new construction, the brand's focus is on the conversion of existing hotels.

     FRANCHISING AND THIRD PARTY DEVELOPMENT AND MANAGEMENT ACTIVITIES. During 1999, the Company significantly expanded its franchise sales force to emphasize franchising the Suburban Lodge and GuestHouse International systems on a nationwide basis to independent developers and operators and to passive investors who retain the Company to develop and manage their Suburban Lodge and GuestHouse International hotels. The Company considers its franchisees to be an integral component of its continued growth and believes its relationship with its franchisees is good. Through franchising, the Company intends to accelerate the growth of the Suburban Lodge and GuestHouse International systems, thereby increasing its market presence and brand awareness in both new and existing markets, while generating incremental revenues at an attractive margin. Suburban believes that its existing infrastructure and experience in franchising will be an important factor in executing its franchising strategy. At December 31, 1999, 46 franchised Suburban Lodge hotels were operating in 11 states and 46 GuestHouse International hotels were operating in 16 states.

     COMPANY OWNED DEVELOPMENT. New Company owned hotels are currently under construction in Tampa-Brandon, Florida, Chicago-Villa Park, Illinois and Pittsburgh-North Hills, Pennsylvania. Nine Company owned hotels opened in 1999. The Company expects that the rate of Company owned new development next year and in the future will be slower than in previous years, with a focus on select markets with high levels of employment and other demand generators. As a result, hotel revenues are expected to grow more slowly in 2000 and future years while the growth of fee-based franchise revenues is expected to accelerate.

     EXTEL 2001. The Company has designed and introduced a new prototype hotel that allows owners to take advantage of both extended-stay and transient markets. Extel 2001 has an expandable interior corridor that can accommodate 61 to 150 guest rooms. The new prototype allows franchisees to cost-effectively modify features to fit the needs of individual markets. The lower development costs associated with the option of a lesser number of units and the additional design flexibility to accommodate a broader range of markets, provides a significant enhancement to the Company's franchising activities.

   OPERATING STRATEGIES

     The Company's principal operating strategies are to (i) provide its guests with clean, comfortable and attractive accommodations at weekly rates substantially lower than those offered by most traditional and other extended-stay hotels; (ii) control the operating costs at each of its hotels and maintain above industry average operating margins; and (iii) ensure guest satisfaction through a commitment to customer service.

     The Company believes that its high average occupancy rate (as described in Management's Discussion and Analysis of Financial Condition and Results of Operations) is primarily a result of the combination of its competitive weekly rates, which appeal to a broad base of potential guests, and its guest room amenities. In addition, the Company seeks to minimize costs throughout its operations. The Company is able to control its operating costs because it operates each hotel with a staff of approximately six to nine full-time employees, which is smaller than the staffs at most traditional hotels, maintains limited office hours and provides weekly rather than daily housekeeping. In addition, because the average guest stay is approximately three weeks to four weeks, longer guest stays reduce guest check-in traffic and administrative costs.

     During 1999, the Company expanded opportunities available for prospective guests to make reservations at Suburban Lodge and GuestHouse International hotels. Live online reservations are now available for Suburban Lodge hotels at suburbanlodge.com and by voice at 800-951-STAY, with GuestHouse International
-----------------
hotel  reservations available  at  guesthouseintl.com.  Most Suburban Lodge  and
                                    --------------
GuestHouse International hotels also now participate in the Global Distribution System (GDS), through the Lexington Worldwide Reservation System, available to travel agents worldwide. The Company has implemented a national advertising fund to which all hotels contribute. With these funds, the Company established a national telemarketing group and a national sales force to help market the hotels.

OPERATING PRACTICES

     The Company manages its own hotels. Each Suburban Lodge hotel has a general manager, who resides on-site and is responsible for the overall operation of the hotel, and an assistant manager. Managers are trained in all aspects of hotel operations, with particular emphasis placed on customer service, and are given broad authority to make day-to-day operating decisions. Managers are supervised through the Company's management information systems and frequent on-site visits by district managers. Incentive programs allow managers to earn bonuses based on achievement of quarterly budgets. The Company provides on-going mandatory training for the managers.

     Suburban Lodge on-site transactions are processed through proprietary software. The software provides on-site management with updated information on items such as available guest rooms, guest rooms needing cleaning or repairs, room charges due and guest payment history. Each hotel is connected by modem to the Company's corporate office in Atlanta, and operating results are compiled and reviewed on a regular basis. The corporate office purchases supplies, pays virtually all property expenses and prepares monthly financial statements for all properties managed by the Company.

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

FRANCHISE, DEVELOPMENT AND MANAGEMENT AGREEMENTS

     SUBURBAN LODGE FRANCHISE AGREEMENTS

     The Company enters into single-unit franchise agreements for an initial term of ten years and three months, with a ten-year renewal option subject to certain conditions, such as a requirement to modernize the hotel and to pay a renewal fee. The initial franchise fee for a single hotel is $30,000 or $225 per guest room, whichever is greater. A monthly royalty fee of four percent of gross revenues becomes payable after three months of operations. Agreements signed prior to August 1, 1997 are subject to an initial fee of $25,000 or $190 per room, whichever is greater, and a monthly royalty of three percent of gross revenues. Upon notice from the Company, all franchisees are also required to pay an advertising and marketing fee of one percent of gross revenues and a reservations/referral fee of one percent of gross revenues, to cover the franchisee's share of the costs incurred by Suburban in providing these services. As of March 1, 1999, the Company initiated charges for advertising, and is collecting a relatively small monthly referral fee to pay the costs of the 1-800 guest information line. The Company may increase these fees under certain conditions.

     The Company provides materials and services to assist each franchisee in developing and operating a Suburban Lodge hotel, including development and operating manuals, training, proprietary operating software, prototype architectural plans and specifications, the 1-800 guest information line and Website suburbanlodge.com, semi-annual inspections by Suburban's corporate staff
        -----------------
to ensure quality control and advertising materials and layouts.

     Each franchised hotel's operating system is connected via modem to the Company's central system, which allows the Company to upload sales and other operating information on a regular basis.

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

     The Company does not anticipate that the termination of any single franchise agreement would have a material adverse effect on its financial condition or results of operations.

     GUESTHOUSE INTERNATIONAL FRANCHISE AGREEMENTS

     The Company enters into single-unit franchise agreements for an initial term of five years with no renewal options following the initial term. The initial franchise fee is $30,000 or $225 per guest room, whichever is greater. A monthly operating fee of $1.50 per room per day through years 1 and 2 and $1.75 per room per day for years 3 through 5 is payable from the opening date of the franchise hotel. Agreements signed between June 4, 1998 and June 1, 1999 are subject to an initial fee of $15,000 and a monthly operating fee of $1.25 per room per day. Between June 11, 1993 and June 4, 1998 no GuestHouse International franchise agreements were offered or signed, however, licenses were granted under Cooperative Membership Agreements with initial fees ranging from zero to $10,000 and monthly operating fees ranging from $0.72 per room per day to $1.00 per room per day. All Cooperative Membership Agreements and franchise agreements offered and entered into prior to June 1, 1999 were entered into by Guesthouse International LLC or its predecessors. Suburban Lodges of America, Inc. purchased the assets of GuestHouse International LLC on June 1, 1999 and took an assignment of all previously executed Cooperative Membership Agreements and franchise agreements. Franchisees are also required to pay a marketing contribution currently set at $.50 per room per day.

     The Company provides materials and services to assist each franchisee in operating a GuestHouse International Inns, Hotels or Suites including operating manuals, training, maintaining or subcontracting a reservation service, general marketing services, conferences and periodic inspections by corporate staff to ensure quality control.

    If a franchisee desires to sell an interest in the franchise agreement or the hotel, the Company has the right to disapprove such a sale in its sole discretion. In addition, the current agreement provides that upon termination of a franchise agreement for breach by a franchisee; that franchisee will pay $1.75 per room per day for 18 months if such termination occurs prior to two years after the opening date, and after two years, the franchisee will pay fees ranging from zero to $1.75 per day for 18 months depending on the hotel's occupancy rate for the 12 months prior to such termination.

     Many states' franchise laws limit the ability of a franchisor to terminate or refuse to renew a franchise. The Company does not anticipate that the termination of any single Franchise Agreement would have a material adverse effect on its financial condition or results of operations.

     MANAGEMENT AGREEMENTS

     The Company sometimes manages franchised Suburban Lodge hotels for its franchisees. The Company generally offers a five-year management agreement with automatic renewals. Under the agreement, the Company provides certain pre-opening services, operates and manages the hotel and is responsible for personnel decisions, the negotiation of operating leases and contracts, the preparation of advertising campaigns, the payment of taxes and the general maintenance of the hotel. Suburban also maintains the right to determine all operating policies affecting the appearance of the hotel, the maintenance of the hotel and its standards of operation, the quality of services and other matters affecting customer satisfaction. In addition to a fixed fee for pre-opening services, the Company will charge a management fee equal to five percent of the hotel's monthly gross revenues. As of December 31, 1999, the Company managed 20 hotels for its franchisees, including one hotel that was in the process of conversion to a Suburban Lodge hotel.

TRADEMARKS

     SUBURBAN LODGE

     The service marks "Suburban Lodge" and "Lodge for Less" and the corporate design logo are actively used and are significant to the Company's business. All of these marks have been registered on the Principal Register of the United States Patent and Trademark Office. The terms for the registration of the service marks "Suburban Lodge" and "Lodge for Less" extend to November 2004 and July 2007, respectively, and the term for the registration of the corporate design logo extends to March 2009. Each registration may be renewed for successive ten-year periods.

     GUESTHOUSE INTERNATIONAL

     The following service marks and corporate design logos are actively used and are significant to the Company's business:

      Service Mark                       Registry          Initial Expiration
      ------------                       --------          ------------------

"GH" and design logo                     Principal         January 30, 2006
"GH GuestHouse" and design logo          Principal         August 13, 2006
"GH GuestHouse International" and        Principal         October 22, 2006
design logo
"GH GuestHouse" and design logo with     Principal         March 4, 2007
stylized "G"
"GuestHouse International" (Block)       Supplemental      September 16, 2007
"GH GuestHouse Inns, Hotels, Suites"     Principal         December 23, 2007
and design logo
"GuestHouse.net" (Block)                 Supplemental      March 24, 2008

     Each of the foregoing registrations may be renewed for successive ten-year periods.


SEASONALITY

     Following their initial ramp-up, the Company's hotels typically experience lower average occupancy rates and total revenues in the first and fourth calendar quarters of each year. Because many of the Company expenses do not fluctuate with occupancy, such declines in occupancy may cause fluctuations or decreases in the Company's quarterly earnings.

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

     The Company anticipates that competition within the extended-stay lodging market will continue to increase substantially in the foreseeable future. A number of other lodging chains and developers are developing extended-stay hotels which may compete with the Company's hotels. In particular, some of these entities have targeted the economy segment of the extended-stay market in which the Company competes. The Company may compete for guests with certain of these established entities which have greater financial resources than the Company and better relationships with lenders and real estate sellers. These entities may be able to accept more risk than the Company can prudently manage. Further, new or existing competitors might reduce their rates or offer greater convenience, services or amenities or expand or improve hotels in markets in which the Company competes, thereby adversely affecting the Company's business and results of operations.

     At the present time, the Company's hotels are located principally in the Southeast, Midwest and Southwest. In these regions, the Company competes with both traditional hotels and other extended-stay hotels, including independent extended-stay hotels and those owned and operated by competing chains. The Company competes with these hotels by offering competitive weekly rates, good customer service and convenient locations.

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

     As a franchisor, the Company is subject to Federal Trade Commission ("FTC") regulation and various state laws which regulate the offer and sale of franchises. State laws that regulate the franchisor-franchisee relationship presently exist or are being considered in a substantial number of states, and from time to time new legislation is proposed and bills are introduced in Congress which would provide for federal regulation of certain aspects of the franchisor-franchisee relationship. Many state laws impose substantive requirements on franchise agreements, including limitations on non-competition provisions and termination or non-renewal of a franchise. Some states require that certain materials be approved before franchises can be offered or sold in that state. These current and proposed franchise relationship laws may limit, among other things, the duration and scope of non-competition provisions, the ability of a franchisor to terminate or refuse to renew a franchise and the ability of a franchisor to designate sources of supply. The failure to obtain approvals to sell franchises or an increase in the minimum wage rate, employee benefit costs or other costs associated with employees could materially adversely affect the Company.

EMPLOYEES

     As of December 31, 1999, the Company employed 850 persons. Suburban expects that it will increase the number of its employees as it expands its business. The Company's employees are not subject to any collective bargaining agreements. Management believes that its relationship with its employees is good.

EXECUTIVE OFFICERS OF THE REGISTRANT

      Name                      Age                   Position
      ----                      ---                   --------
David E. Krischer                51     Chairman of the Board and Chief Executive Officer
Dan J. Berman                    35     Vice President - Franchising and Director
Gregory C. Plank                 53     President
Seth H. Christian                35     Vice President - Operations
Paul A. Criscillis, Jr.          50     Vice President and Chief Financial Officer
G. Hunter Hilliard               57     Vice President - Construction
Kevin R. Pfannes                 45     Vice President - Development and Secretary
Robert E. Schnelle               50     Vice President and Treasurer

     DAVID E. KRISCHER. Mr. Krischer formed Suburban Lodges of America, Inc. in 1987 to develop a national chain of economy extended-stay hotels and has served as its CEO and Chairman since inception. A leader in the extended stay hotel industry, Mr. Krischer served as the founding Chairman of the Extended Stay Lodging Council, a division of the American Hotel Motel Association. He has over 18 years experience in real estate development and has been involved in the hospitality industry for thirteen years. From 1974 to 1986, he was a partner with two Atlanta law firms, Arrington, Rubin, Winter, Krischer & Goger and Costanzo & Krischer, where his practice focused on general business law, real estate law and real estate syndication. Mr. Krischer has a Juris Doctor of Law Degree, with honors from Boston College Law School ('73) and a Bachelors degree in Accounting from Brooklyn College.

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

     PAUL A. CRISCILLIS, JR. Mr. Criscillis joined the Company as Vice President and Chief Financial Officer in August 1998. Prior to joining the Company, Mr. Criscillis had, since 1985, served as Vice President and Chief Financial Officer for Atlanta-based Crown Crafts, Inc., a manufacturer of textile home furnishings products. Prior to joining Crown Crafts, Mr. Criscillis was associated with the public accounting firm of Deloitte & Touche from 1971 to 1985, the last two years as a partner in that firm's New York practice office. Mr. Criscillis graduated, with honors, from the University of Kentucky in 1971 with a Bachelors degree in Accounting.

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

     KEVIN R. PFANNES. Mr. Pfannes joined the Company in January 1996 and was elected Vice President - Development in February 1996. He has 21 years of legal and business experience in the development, acquisition, leasing and financing of a broad range of commercial real estate transactions. From July 1992 through January 1995, Mr. Pfannes served as Director of Operations and Legal Services of General Innkeeping Acceptance Corporation, a wholly-owned subsidiary of Holiday Inns, Inc., which provided financing for Holiday Inn hotels. From January 1986 to July 1992, Mr. Pfannes was a self-employed attorney, and his practice focused on hotel and other commercial real estate matters. Mr. Pfannes served as Development and Real Estate Counsel for Holiday Inns, Inc. from 1984 to 1986. From 1979 to 1984, Mr. Pfannes worked for the Chicago law firm of Rooks, Pitts and Poust, where his practice focused on real estate and lending matters.

     GREGORY C. PLANK. Mr. Plank attended Cornell University School of Hotel Administration, where he received his Bachelor of Science degree. Mr. Plank's varied background in the hotel industry includes: marketing positions for the advertising agency of Needham & Grohmann in New York, the Sheraton Corporation, Leonard, Call Developers and Ramada. Mr. Plank has also served as General Manger of a full-service Sheraton Inn in Florida, Vice President & Regional Director of Operations for Sheraton Inns Incorporated, Executive Vice President-Franchise for Forte Hotels overseeing Travellodge and Thriftlodge in North and South America, and President of Country Hearth Inns. In June, 1999 Mr. Plank was appointed President of Suburban Lodges of America, Inc. Mr. Plank is a current past Chairmen of AH&MA's Economy Lodging Council, serves on the Governmental Affairs Committee of AH&MA and is a member of the Cornell Hotel Society.

     ROBERT E. SCHNELLE. Mr. Schnelle joined the Company as Vice President and Treasurer in April 1999. From August 1991 to March 1999, he served as Treasurer of Crown Crafts, Inc., a manufacturer of textile home furnishings products. From August 1998 to March 1999, Mr. Schnelle also served as a Vice President with Crown Crafts. Prior to that, Mr. Schnelle served as controller for the Memphis Publishing Company. Mr. Schnelle graduated from Xavier University in 1972 with Bachelors degree in Accounting.

     Officers of the Company serve at the pleasure of the Board of Directors.

CERTAIN FACTORS AFFECTING FORWARD LOOKING STATEMENTS

     Many of the matters discussed in this Annual Report on Form 10-K are forward looking statements. These statements involve a number of risks and uncertainties that could cause actual results to differ materially from any such statement. Some of these risks may include, but are not limited to: (i) development risks (including the risks that (A) development costs may exceed budgeted projections; (B) competition for development sites may limit the sites available to the Company; (C) the Company may fail to obtain necessary zoning and other permits; (D) the Company may experience delays in construction; and

(E) changes in government regulations and overall economic conditions may have a material adverse effect on the Company); (ii) management of growth (the Company's rapid growth has created new demands on the Company's management and its operating and financial systems which may lead to the risk that the Company may not manage this growth effectively); (iii) dependence on senior management (the Company's continued success is dependent on the efforts of its key management, including Mr. Krischer, and the failure or inability of Mr. Krischer to continue in his leadership role might have a material adverse effect on the Company); (iv) risks associated with the lodging industry (the economy extended stay segment of the lodging industry may be adversely affected by changes in national or local economic conditions and other local market conditions); (v) the risks associated with compliance with environmental regulations and other government regulations which have been set forth elsewhere herein (See "Environmental Matters" and "Governmental Regulation"); (vi) risks associated with financing, and (vii) increased supply and competition within the hotel industry.

ITEM 2.  DESCRIPTION OF HOTELS.

     SUBURBAN LODGE HOTELS

     At December 31, 1999, there were 107 existing Suburban Lodge hotels located in 19 states. These hotels contain an aggregate of 14,442 guest rooms and have an average of 135 guest rooms. A newly developed Suburban Lodge hotel is built using either a two-story or three-story interior or exterior corridor design. The two designs have similar architectural styles and guest room floor plans. Each hotel includes guest rooms, a general manager's unit, an office and a guest laundry room. Each guest room includes a combination living room and bedroom, a fully-equipped kitchenette and access to satellite or cable television. Each Suburban Lodge hotel also offers weekly housekeeping and linen service.

     The following tables set forth certain information as of December 31, 1999 with respect to both Company-owned and franchised existing hotels, hotels under construction and hotels under development.

                                                                                              NUMBER
                                                                           DATE                 OF
             EXISTING HOTELS:(AS OF 12/31/99                              OPENED               ROOMS <F1>
             -------------------------------                              ------               -----

             COMPANY-OWNED)

             Atlanta (Forest Park), GA                                    Mar-88                126
             Atlanta (Fulton Industrial), GA                              Dec-88                107
             Atlanta  (Norcross), GA                                      Jun-89                128
             Birmingham (Oxmoor), AL                                      Jul-90                151
             Atlanta (Mableton), GA(2)                                    Jun-93                 79
             Greenville (Mauldin Road), SC                                Sep-93                130
             Charlotte (Matthews), NC                                     Aug-95                139
             Atlanta (Lilburn/Highway 78), GA                             Nov-95                132
             Atlanta (Roswell), GA                                        Jun-96                136
             Atlanta (Douglasville), GA                                   Jun-96                132
             Louisville (Preston Highway), KY                             Aug-96                150
             Atlanta (Tara Blvd.), GA                                     Sep-96                138
             Greenville (Wade Hampton Blvd.), SC                          Oct-96                126
             Atlanta (Indian Trail/I-85), GA                              Nov-96                149
             Knoxville (Kingston Pike), TN                                Dec-96                132
             Atlanta (Northside Drive), GA                                Jan-97                150
             Chesapeake, VA                                               Feb-97                132
             Atlanta (Gwinnett Place), GA                                 Feb-97                138
             Charlotte (Pressley I-77), NC                                Mar-97                132
             Charlotte (University Area), NC                              Apr-97                138
             Memphis (Hickory Ridge), TN                                  Jun-97                144
             Newport News, VA                                             Jul-97                134
             Charleston (North Charleston), SC                            Aug-97                138
             Virginia Beach, VA                                           Oct-97                138
             Dayton-South, OH                                             Oct-97                129
             Chattanooga, TN                                              Oct-97                132
             Indianapolis-NW, IN                                          Nov-97                135
             Mobile, AL                                                   Nov-97                132
             St. Louis (Hazelwood), MO                                    Nov-97                136
             Cincinnati (Fairfield), OH                                   Nov-97                131
             Columbus (Eastland), OH                                      Dec-97                139

                                                                                              NUMBER
                                                                           DATE                 OF
             EXISTING HOTELS (AS OF 12/31/99)                             OPENED               ROOMS
             --------------------------------                             ------               -----

             COMPANY-OWNED (CONTINUED)

             St. Louis (St. Charles), OH                                  Dec-97                130
             Columbia-Broad River, SC                                     Dec-97                132
             Dallas-North Central, TX                                     Dec-97                144
             San Antonio-North, TX                                        Dec-97                137
             Arlington-South, TX(4)                                       Dec-97                132
             Jackson, MS                                                  Jan-98                132


             Columbus-NW (Franklin), OH                                   Jan-98                127
             Columbus-Northland, OH                                       Jan-98                135
             Indianapolis-East, IN                                        Jan-98                135
             Arlington-North, TX <F4>                                     Mar-98                132
             Chicago (Downers Grove), IL                                  Apr-98                133
             El Paso -Airport, TX                                         Jun-98                138
             Houston- FM1960, TX                                          Jul-98                138
             Houston -NASA, TX                                            Jul-98                132
             Dallas (Carrollton), TX                                      Aug-98                138
             Chicago- O'Hare-Airport, IL                                  Aug-98                125
             San Antonio-NE, TX                                           Sep-98                138
             Salt Lake City (Midvale), UT                                 Oct-98                140
             Minneapolis (Burnsville), MN                                 Nov-98                135
             Cincinnati (Colerain), OH                                    Nov-98                133
             Birmingham (Center Point), AL                                Nov-98                136
             South Salt Lake, UT                                          Jan-99                136
             Albuquerque, NM                                              Jan-99                135
             Minneapolis, (Coons Rapids), MN                              Jan-99                135
             Houston-NW 290, TX                                           Jan-99                132
             Tampa (Largo), FL                                            Feb-99                132
             Dallas-Market Center, TX                                     Apr-99                134
             San Antonio (Leon Valley), TX                                Apr-99                132
             Denver (Aurora), CO                                          May-99                137
             Richmond-Midlothian, VA                                      Dec-99                137
                                                                                            ---------
             SUBTOTAL                                                                         8,165
                                                                                            ---------

             FRANCHISED:

             Birmingham (Riverchase/Pelham),AL                            Jun-92                122
             Atlanta (Stone Mountain), GA                                 Nov-92                132
             Atlanta (Marietta), GA                                       Aug-94                132
             Birmingham (Inverness/Greystone), AL                         Sep-95                130
             Savannah (Abercorn), GA                                      Mar-96                130
             Atlanta (Lawrenceville), GA                                  Jun-96                132
             Atlanta (Decatur), GA                                        Oct-96                133
             Louisville (Jeffersontown), KY                               Feb-97                144
             Jacksonville (Bay Meadows), FL                               Apr-97                138
             Atlanta (Woodstock), GA                                      Jul-97                138
             Cincinnati (Florence), KY                                    Aug-97                144


             FRANCHISED (CONTINUED)

             Valdosta (Valdosta-Mall Area), GA                            Aug-97                138
             Montgomery (Montgomery Mall), AL                             Sep-97                144
             Nashville (Harding Place), TN                                Oct-97                126
             Fayetteville (Bragg Blvd), NC                                Oct-97                138
             Charlotte (Pineville), NC                                    Oct-97                137
             Raleigh-South, VA                                            Feb-98                144
             Augusta-West (Bobby Jones), GA                               Feb-98                138
             Savannah-North, GA                                           Apr-98                138
             Eagle (Vail Valley, CO) "Extra"                              Jun-98                118
             Atlanta (Stockbridge), GA                                    Jun-98                150
             Albany (Albany Mall), GA                                     Jun-98                138
             Jacksonville (Orange Park), FL                               Jun-98                144
             Greensboro (Wendover I-40), NC                               Sep-98                143
             Louisville-East (Westport Rd), KY                            Sep-98                128
             Orlando (Central Park), FL                                   Oct-98                144
             Atlanta (Chamblee), GA                                       Oct-98                150
             Memphis (Bartlett), TN                                       Nov-98                144
             Phoenix (Gilbert), AZ                                        Nov-98                138
             Dothan (Ross Clark Circle), AL                               Dec-98                138
             Richmond (Broad @ N. Parham), VA                             Jan-99                143
             Daytona Beach, FL                                            Feb-99                135
             Houston (Cy Fair-1960), TX                                   Feb-99                150
             Nashville (Hermitage), TN                                    Feb-99                127
             Atlanta (Conyers), GA <F5>                                   Feb-99                138
             Atlanta (Thornton Rd.), GA                                   Mar-99                150
             Stuart, FL                                                   Mar-99                126
             Melbourne, FL "Extra"                                        Apr-99                132
             Macon (Eisenhower Pkwy), GA                                  Apr-99                150
             Gautier, MS                                                  Apr-99                126
             Athens (UGA), GA                                             Apr-99                138
             Atlanta (Sandy Springs), GA "Extra" <F6>                     May-99                 71
             Orlando (Casselberry), FL                                    May-99                144
             Orlando (Universal Studios Escape), FL                       Sep-99                150
             Pensacola-NAS, FL                                            Sep-99                128
             Tampa-Airport West, FL                                       Oct-99                136
                                                                                            ----------
             SUBTOTAL                                                                         6,257
                                                                                            ----------

             SYSTEM-WIDE TOTAL                                                               14,422
                                                                                            ==========



             HOTELS UNDER CONSTRUCTION:                                                      NUMBER
             -------------------------                                  ESTIMATED              OF
             (AS OF 12/31/99) <F1>                                      OPENING <F3>         ROOMS <F1>
             ----------------                                           -------              -----
             COMPANY OWNED:
             Denver (Sheridan), CO                                   1st Quarter, 2000          135
             Tampa (Brandon), FL                                     3rd Quarter, 2000          150
             Chicago (Villa-Park), IL                                4th Quarter, 2000           80
             Pittsburgh-(North Hills) PA                             1st Quarter, 2001          124
                                                                                            ----------
             SUBTOTAL                                                                           489
                                                                                            ----------
             FRANCHISED:

             Charlotte-W.T. Harris/I-77, NC                          1st Quarter, 2000          127
             Sarasota, FL                                            1st Quarter, 2000          150
             Gainesville. GA                                         1st Quarter, 2000          112
             Jacksonville (St. John's Bluff), FL                     1st Quarter, 2000          150
             Atlanta(Kennesaw-Town Center), GA                       2nd Quarter, 2000          149
             Hampton, VA                                             2nd Quarter, 2000          141
             Biloxi, MS                                              4th Quarter, 2000          150
             Huntsville, AL                                          4th Quarter, 2000          134
                                                                                            ----------
             Subtotal                                                                          1,113
                                                                                            ----------

             TOTAL UNDER CONSTRUCTION                                                          1,602
                                                                                            ==========

             COMPANY OWNED SITE INVENTORY:
             -----------------------------
             (AS OF 12/31/99) <F7>
             ---------------------

             Austin-North, TX
             Tampa-Dale Mabry, FL
             Ft. Lauderdale (Oakland Park), FL

             COMPANY OWNED SITE INVENTORY: (AS OF 12/31/99
             ---------------------------------------------
             CONTINUED)
             ----------

             Houston-Medical Center, TX
             Kansas City (Lenexa), KS
             Phoenix (Tempe), AZ
             Philadelphia-Franklin Mills, PA
             Plano, TX
             Detroit (Fraser), MI
             Philadelphia (Valley Forge), PA

             FRANCHISED HOTELS UNDER DEVELOPMENT: (AS OF
             -------------------------------------------
             12/31/99)
             ---------

             Chesapeake, VA
             Houston-Stafford, TX
             Manassas, VA
             Atlanta-185-Cheshire Bridge, GA
             Houston Dixie Farm-I-45, TX
             Austin-South, TX
             Myrtle Beach, SC
             Houston-Hardy Toll Road - Belt 8, TX
             Hilton Head, SC
             Tallahassee-West, FL
             Orlando-West (Colonial), FL
             Lexington, KY
             Memphis-Midtown, TN


     GUESTHOUSE INTERNATIONAL INNS, HOTELS AND SUITES.

     At December 31, 1999, there were 46 existing GuestHouse International Inns, Hotels and Suites located in 16 states. These inns, hotels and suites contain an aggregate of 3,396 guest rooms and have an average of 74 guest rooms. GuestHouse International Inns, Hotels and Suites comprise a wide variety of facilities offering overnight stays in the upper economy to mid-market segment. The amenities and facilities offered through the GuestHouse International brand are varied according to individual market needs with the underlying factor being adherence to high-quality standards of cleanliness, safety and service. The following tables set forth certain information as of December 31, 1999 with respect to inns, hotel and suites that are open or under construction.

             EXISTING INNS, HOTELS AND SUITES                                              NUMBER OF
             (AS OF 12/31/99)                                          DATE OPENED          ROOMS
             ----------------                                          -----------          -----
             Little Rock, AR                                             Mar-96                72
             Chattanooga, TN                                             Apr-96                31
             St. Augustine, FL                                           Aug-96               100
             Nashville, TN                                               Jan-97               108
             Long Beach, CA                                              Mar-97               143
             Camden, TN                                                  Jul-97                40
             Pageland, SC                                                Aug-97                23
             Santa Clara, CA                                             Dec-97                70
             Port Orchard, WA                                            Mar-98                56
             Bloomington, IL                                             Mar-98               100
             South Haven, MI                                             Apr-98                54
             Commerce, GA                                                May-98                74
             Keystone, SD                                                May-98                35
             Warner Robins, GA                                           Sep-98                50
             Compton, CA                                                 Sep-98                40
             Commerce, GA                                                Oct-98                70
             Santa Ana, CA                                               Dec-98                73


             EXISTING INNS, HOTELS AND SUITES AS OF
             12/31/99 (CONTINUED)
             --------------------

             Ft. Myers, FL                                               Feb-99                34
             Beverly Hills, CA                                           Mar-99                35
             Ft. Smith, AR                                               Mar-99                63
             Tumwater, OK                                                Mar-99                60
             Greenville, SC                                              Apr-99                96
             Huntsville, AL                                              Apr-99               112
             Jackson, MS                                                 Apr-99                50
             Opelika, AL                                                 Apr-99                56
             Springfield, MO (North)                                     Apr-99                80
             Springfield, MO (South)                                     Apr-99               103
             Springfield, MO (Plus)                                      Apr-99               121
             Tulsa, OK                                                   Apr-99               135
             Gulf Shores, AL                                             Apr-99                90
             Santa Cruz, CA                                              Apr-99                36
             Dillon, MT                                                  May-99                58
             Kelso, WA                                                   May-99                59
             Vicksburg, MS                                               May-99                30
             Buena Park, CA                                              May-99                40
             Mobile, AL                                                  May-99               112
             San Luis Obispo, CA                                         May-99                39
             Savannah, GA                                                Jul-99                56
             Hawthorne, CA                                               Aug-99                38
             South Gate, CA                                              Sep-99                49
             Waukesha, WI                                                Oct-99                91
             Orlando, FL                                                 Dec-99               266
             Glendora, CA                                                Dec-99                38
             Sarasota, FL                                                Dec-99               102
             Branson, MO                                                 Dec-99               180
             Hollywood, CA                                               Dec-99                28
                                                                                          ----------
             SYSTEM-WIDE TOTAL                                                              3,396
                                                                                          ==========

             HOTELS UNDER CONSTRUCTION;                                  ESTIMATED          NUMBER OF
             (AS OF 12/31/99)                                           OPENING <F3>        ROOMS <F1>
             ----------------                                           ------------        ----------

             Miles City, MT                                              Feb-00                62
             Juneau, AL                                                  Mar-00                96
             Los Angeles, CA                                             Mar-00                49
             Oceanside, CA                                                                     80
             Valdez. AK                                                                        78
                                                                                           ----------
             TOTAL UNDER CONSTRUCTION                                                         365
                                                                                           ==========




             EXECUTED AGREEMENTS:
             --------------------
             (AS OF 12/31/99)
             ----------------

             Acworth, GA                                                                        40
             Dupont, WA                                                                         59
             Fairbanks, AK                                                                     100
             Ft. Wayne, IN                                                                      60
             Leeds, AL                                                                          42
             Savannah, GA                                                                      138
                                                                                            ----------
             TOTAL EXECUTED AGREEMENTS                                                         439
                                                                                            ==========
-------------------

<F1>  The number of guest rooms does not include the general manager's unit.
<F2>  The Mableton hotel was acquired in June 1993 and converted into a Suburban
      Lodge hotel in October  1994.
<F3>  The Company  believes  that  each  of  the  hotels  under  construction or development will open during the period indicated. However, the Company and its franchisees may not be able to complete the construction and development of all of these hotels on schedule. See Item 1-- "Certain Factors Affecting Forward Looking Statements."
<F4>  The  Arlington-North, TX and Arlington-South, TX hotels were acquired from a franchisee in July, 1998.
<F5>  The  Company  sold  the  Atlanta  (Conyers)  GA, Suburban Lodge hotel to a franchisee on March 2, 1999.
<F6>  The Company acquired the Atlanta (Sandy Springs) G, Suburban Lodge "Extra"
      hotel effective January 1, 2000.
<F7>  The Company may elect to sell or transfer  existing Company owned sites to other parties for development as Suburban Lodge or GuestHouse International hotels or for other purposes.


ITEM 3.  LEGAL PROCEEDINGS.

     The Company was a defendant in certain shareholder litigation filed on December 19, 1997 in federal court, Rudd, et al. v. Suburban Lodges of America,
                                     -------------------------------------------
et al.; Civil Action  No. 1 97-CV-3758-HTW (N.D. Ga.), related  to the Company's
-------
stock offering on October 14, 1997.  This litigation has been dismissed.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders of the Registrant during the fourth quarter of the fiscal year covered by this Report.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

PRICE RANGE OF COMMON STOCK

     The Company's Common Stock is quoted on the Nasdaq Stock Market under the symbol "SLAM." Although the Company had only approximately 75 shareholders of record on March 1, 2000, it believes based on information supplied by its Transfer Agent, that the Company had approximately 2,200 beneficial owners of its common stock on that date. The high and low transaction prices for the common stock as reported on the Nasdaq Stock Market as set forth below.


                                                                                PRICE RANGE
                                                                            --------------------
            YEAR ENDED DECEMBER 31, 1999                                     HIGH        LOW
                                                                              ----        ---
            First Quarter...........................................         $9.75       $5.31

            Second Quarter .........................................          7.19        6.06

            Third Quarter...........................................          6.88        5.50

            Fourth Quarter..........................................          6.19        4.75

            YEAR ENDED DECEMBER 31, 1998

            First Quarter...........................................        $18.25       12.25

            Second Quarter .........................................         19.38       14.63

            Third Quarter...........................................         16.00        6.25

            Fourth Quarter..........................................          9.81        6.25

     The Company has not paid cash dividends on its Common Stock since its inception as a public company in May 1996. The Board of Directors intends to continue a policy of retaining earnings to finance the Company's growth and, therefore, does not anticipate paying any cash dividends in the foreseeable future.


ITEM 6. SELECTED FINANCIAL DATA

     The accompanying selected financial and operating data is presented in thousands, except for per share data, operating data and the number of hotels open at the end of each period.


                                              1999            1998            1997             1996            1995
                                         =============== ===============  ==============  =============== ===============
FOR THE YEAR:
Hotel revenues                                $  62,466        $ 44,756        $ 21,822          $ 8,349         $ 4,727
Franchise and other revenue                       3,446           1,702           1,373              917             460
                                         =============== ===============  ==============  =============== ===============
Total revenue                                    65,912          46,458          23,195            9,266           5,187

Hotel operating expenses                         32,876          22,754          11,204            3,910           2,072

Income from operations                           17,520          12,353           7,107            3,031           1,755

Net income <F1>                                   8,045           2,562           6,724            2,385             677

Earnings per share:
   Basic and diluted                             $ 0.53          $ 0.17          $ 0.53
   Pro forma <F2>                                                                                 $ 0.31

Operating Data <F3>:
   Average weekly rate >F4>                    $ 191.18        $ 174.85        $ 157.27         $ 155.84        $ 136.19
   Weekly RevPAR <F4>                          $ 150.00        $ 142.60        $ 134.13         $ 138.92        $ 130.93

AT YEAR END:
Total assets                                   $321,082        $307,298        $242,854         $131,000        $ 15,004

Long-term debt                                   97,891          74,735          25,005           15,000          13,818

Cash dividends declared                            None            None            None             None             N/A

Number of hotels open:
   Owned                                             61              53              39               14               6
   Franchised                                        92              30              17               10               6
                                         =============== ===============  ==============  =============== ===============
   System-wide                                      153              83              56               24              12

___________________________

N/A - Not applicable.

<F1> Prior  to the  Company's  initial  public  offering  on May 29,  1996,  the
     Company's hotels were owned by entities that were not subject to income taxes. Accordingly, net income for 1995 and a portion of 1996 does not reflect a provision for income taxes with respect to earnings generated by the Company's hotels.

<F2> Prior to the Company's  initial public offering on May 29, 1996, the number of outstanding shares of the Company was substantially less than the number of such shares outstanding after the initial public offering. Accordingly, the Company believes that the presentation of historical per share information for periods prior to 1997 is not meaningful. For comparative purposes, pro forma earnings per share for the year ended December 31, 1996, have been calculated by dividing net income adjusted to provide for income taxes assuming a 37.5% effective income tax rate by the weighted number of shares of common stock deemed to have been outstanding during the period.

<F3> Data is for Company-owned hotels.

<F4> Data  is  calculated  starting  on  the  first  day  of  the calendar month following the month in which the hotel was opened.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON  OF THE YEAR ENDED  DECEMBER 31, 1999 TO THE YEAR ENDED  DECEMBER 31,
1998

Hotel revenues increased by $17.7 million, or 40%, from $44.8 million in 1998 to $62.5 million in 1999. The largest portion ($10.4 million) of the increase was attributed to the fourteen hotels that opened or were acquired by the Company during 1998 and operated throughout 1999. Nine hotels that opened during 1999 accounted for $6.4 million of the increase. Thirty-eight hotels that operated throughout both 1998 and 1999 accounted for $1.8 million of the increase in hotel revenues. These thirty-eight hotels increased their combined Average Weekly Rate (AWR) by 8%, from $172.05 to $185.35. Occupancies at these hotels declined from 84.0% to 81.7%, while Weekly Revenue per Available Room (RevPAR) increased 5.0%, from $144.68 to $151.39. For all Company-owned hotels, AWR increased to $191.18 in 1999 from $174.85 in 1998, occupancy declined to 78.6% in 1999 from 81.8% in 1998, and RevPAR increased to $150.00 in 1999 from $142.60 in 1998.

The increases contributed by these three groups of hotels were offset by a $1.0 million decrease in hotel revenues in a hotel that was owned and operated by the Company throughout 1998 and was sold to a franchisee in February 1999.

Franchise and other revenues increased by $1.7 million, or 102%, to $3.4 million in 1999. The largest portion ($0.7 million) of the increase was attributed to the larger number of franchisees for the Suburban Lodge hotel brand. At December 31, 1999, 46 franchised Suburban Lodge hotels were operating as compared with 30 at December 31, 1998. Another $0.7 million of the increase was the result of increased management fees. At December 31, 1999, the Company managed 20 hotels for its franchisees, including one hotel that was in the process of conversion to a Suburban Lodge hotel. At December 31, 1998, the Company managed 11 hotels for its franchisees. Revenues attributable to franchise fees and royalties for the GuestHouse International brand, which was acquired on June 1, 1999, were approximately $0.6 million. Development fees declined by approximately $0.2 million from 1998 to 1999.

During 1999, the Company substantially increased its focus on franchising activities in order to enable future growth in a significantly less capital-intensive manner than had been the case in previous years. Accordingly, hotel revenues are expected to grow more slowly in 2000 and future years while the growth of fee-based revenues is expected to accelerate. In this regard, the Company anticipates that it will open only three to four new Company-owned hotels in 2000 but that openings of franchised hotels will accelerate commencing in the second half of the year.

Hotel operating expenses increased approximately $10.1 million, or 44.5%, from $22.8 million in 1998 to $32.9 million in 1999. The most significant portion ($5.4 million) of the increase was attributable to the fourteen hotels that opened or were acquired by the Company during 1998 and operated a full year in 1999. The nine hotels that opened during 1999 accounted for $3.6 million of the increase in hotel operating expense while the thirty-eight hotels that operated the full year in both 1998 and 1999 accounted for $1.5 million of the increase.

The increases attributable to these three groups of hotels were offset by a $0.4 million decrease in hotel expenses in the hotel that was owned and operated by the Company throughout 1998 and was sold to a franchisee in February 1999.

Corporate operating expenses increased to $8.0 million, approximately double the amount of such expenses for 1998. Of this increase, approximately $0.9 million was attributable to operating expenses incurred by GuestHouse International subsequent to its June 1, 1999, acquisition by the Company. Additionally, the amount of corporate overhead that was project-related, and is therefore capitalized as land-acquisition or hotel-construction cost, was $1.8 million less in 1999 than in 1998. Excluding the incremental impact on reported operating expenses of GuestHouse International and lower capitalization of project-related expenses, corporate operating expenses in 1999 increased by 17.2% over such amounts for 1998. The primary reason for this increase is $1.3 million for additional staffing needed to support the growth of the business.

Depreciation and amortization increased by $3.0 million, or 54.2%, from $5.5 million in 1998 to $8.5 million in 1999. Of this increase, $0.3 million was attributable to leasehold improvements and equipment at the corporate headquarters. Hotel properties accounted for $2.5 million of the increase. In addition, $0.2 million was attributable to amortization of certain intangible assets (franchise contract rights and goodwill) recognized in connection with the GuestHouse International acquisition.

The largest portion ($1.2 million) of the increase in depreciation and amortization for hotel properties was attributable to the fourteen hotels that opened or were acquired by the Company in 1998. The nine hotels that opened during 1999 accounted for $1.0 million of the increase and the thirty eight hotels that operated throughout both 1998 and 1999 accounted for $0.4 million of the increase. These increases were offset by a $0.1 million decrease in depreciation expense on the hotel that was sold to a franchisee in February 1999.

Interest income earned on excess funds invested during 1999 was $1.4 million compared to $2.2 million for 1998. The decrease in interest income was due to lower invested cash balances during 1999.

Interest expense, net of interest capitalized of $1.9 million and $3.9 million in 1999 and 1998, respectively, was $6.4 million in 1999 and $0.2 million in 1998. The increase in total interest charges incurred was due to higher levels of debt outstanding. See the "Liquidity and Capital Resources" section for a discussion of the Company's debt strategy.

The effective income tax rate for 1999 was 36.9% compared to 31.8% in 1998. The increase in 1999 was primarily due to higher effective state income tax rates and a reduction in the amount of interest income that was exempt from federal income tax.

COMPARISON  OF THE YEAR ENDED  DECEMBER 31, 1998 TO THE YEAR ENDED  DECEMBER 31,
1997

Total hotel  revenue  for the year ended  December  31, 1998 was $44.8  million, which was an increase of $22.9 million, or 105%, over the year ended December 31, 1997. Room revenue increased by $23.3 million, of which $11.8 million was attributable to the full year results of 31 mature hotels (hotels that have operated for at least twelve full calendar months). The increase in mature hotel room revenue was impacted by an increase in the AWR from $152.82 to $167.76, and a decrease in occupancy from 91% to 87%. On July 31, 1998, the Company acquired two existing hotels from a franchisee. The total room revenue from these two properties subsequent to their acquisition was $0.8 million. In addition, $10.8 million of the increase in room revenue was attributable to hotels open less than a full year. Occupancy for all Company hotels decreased from 85% to 82% as a result of the ramp up associated with 22 hotels open less than twelve full calendar months. However, the AWR for all Company hotels increased from $157.27 to $174.85.

Franchise and other revenue from corporate operations for the year ended December 31, 1998, which includes management, franchise and development revenue, was $1.7 million, compared to $1.4 million for the year ended December 31, 1997. Management fees increased from $14,000 to $353,000 as a result of fees earned on 11 agreements to manage hotels for franchisees.

Franchise revenue for the year increased $0.4 million, from $0.7 million in 1997 to $1.1 million in 1998. The franchise revenue for the year ended December 31, 1998 reflects $0.4 million in initial franchise fees, representing 15 hotel openings compared to $0.3 million and 12 hotel openings during the year ended December 31, 1997. Franchise royalties and other revenue on open hotels was $0.7 million for the year ended December 31, 1998. Development and construction revenue totaled $0.2 million for the year ended December 31, 1998, compared to $0.6 million for the year ended December 31, 1997.

Hotel operating expenses increased $11.6 million, or 103%, to $22.8 million for the year ended December 31, 1998, from $11.2 million for the year ended December 31, 1997. Of this increase, $4.9 million relates to the increase in the mature properties, which includes the full year expenses for 17 properties opened or acquired during 1997, and $6.7 million pertains to the opening and year-to-date expenses for the 22 hotels that opened or were acquired in 1998. Hotel operating margins at all Company hotels remained relatively constant at 49.2% in 1998 compared to 48.7% for 1997, reflecting the stabilized margins at the 31 mature hotels.

Corporate operating expenses increased $1.7 million, or approximately 76%, to $4.0 million due to additional staffing in the financial, management, training and marketing segments of the business, as well as office rent, travel expenses, insurance, legal expenses and other professional fees. Depreciation and amortization increased to $5.5 million from $2.6 million reflecting both the full year expense for the 1997 hotel openings as well as the partial year expense for the 1998 openings and acquisitions. Interest expense increased to $202,000 for the year ended December 31, 1998. This increase reflects interest, net of amounts capitalized to construction in progress, and loan amortization costs associated with a Senior Credit Facility.

On July 9, 1998, the Company purchased an interest rate lock in connection with the planned public issuance of $100 million in subordinated debt. Subsequent to the purchase of the rate lock, demand in the public market for subordinated debt declined dramatically. Therefore, the Company abandoned the planned debt offering. Interest rates fell significantly after the purchase of the interest rate lock, even though such rates were at then historical lows at the time of purchase, and the Company incurred a $10.4 million loss upon settlement of the rate lock on December 3, 1998. In total, $10.6 million was charged against 1998 earnings for losses incurred in connection with the rate lock and for certain legal, accounting and other costs associated with the abandoned debt offering.

As the public debt market demand declined, markets for other forms of debt also became more volatile. Due to the uncertain outlook for financing, the Company substantially reduced its development activities beginning in September 1998. A decision was made to defer or cancel the purchase of several potential hotel sites that had not yet been acquired. Accordingly, costs of $2.0 million were recorded in 1998 to recognize the losses incurred in connection with the abandonment of such sites. The Company also incurred lease abandonment costs of $218,000 in connection with its move to a new headquarters building during the fourth quarter of 1998.

Excess funds were invested to generate interest income for the year ended December 31, 1998 of $2.2 million compared to $3.0 million for the year ended December 31, 1997. The decrease in interest income was due to lower invested cash balances in 1998, as funds derived from a secondary offering in October 1997 were deployed in the acquisition of land, construction of new hotels, and the acquisition of two existing hotels.

SEASONALITY

Following their initial ramp-up, the Company's hotels typically experience lower average occupancy rates and total revenues in the first and fourth calendar quarters of each year.

LIQUIDITY AND CAPITAL RESOURCES

From May 29, 1996, the date of the Company's initial public offering (the "IPO"), through December 31, 1998, the Company pursued a strategy of growing principally through hotel development. Accordingly, the number of Company-owned hotels grew from eight at May 29, 1996, to 53 at December 31, 1998. Capital spending during this period exceeded $200 million and the principal sources of capital included the proceeds from the 1996 IPO and two subsequent public equity offerings during 1997, borrowings under a bank credit facility and operating cash flow.

During the latter portion of 1998, the Company revised its debt strategy to emphasize more traditional longer-term mortgages rather than relying on bank lines of credit with shorter final maturities. On December 30, 1998, the Company completed a financing transaction under which it granted mortgages on 27 hotel properties and received $75.5 million in loan proceeds. The properties were divided into five separate pools; however, each pool had the same terms. Interest is charged at 8.25%, a 25-year amortization schedule is used resulting in monthly payments of principal and interest totaling $596,000, and the balances of the loans are payable in full on January 1, 2009. The bulk of the loan proceeds, or $65 million, was used to repay the then-outstanding balance under the Company's bank credit facility. The balance of the loan proceeds was included in "cash and cash equivalents" in the December 31, 1998 balance sheet.

In March 1999, the Company and the bank group agreed to terminate the bank credit facility prior to its otherwise scheduled maturity of December 15, 2000.

On March 31, 1999, the Company completed a $10.3 million financing agreement consisting of individual mortgage loans on three hotel properties. The initial weighted average interest rate for the loans was 8.38%, adjustable at the end of each three-year period to rates based on prime plus an average margin of 62.5 basis points. Monthly loan payments of $88,000 are based on a principal amortization period of 20 years. Final maturity dates are March 1, 2005 for one of the loans and March 1, 2008 for the others.

On June 7, 1999, the Company completed a $13.7 million financing transaction under which it granted mortgages on five hotel properties and received $13.7 million in loan proceeds. The interest rate of 8.8% is fixed for the ten-year term of the loan. The loan requires monthly payments of principal and interest totaling $113,000 based on a 25-year amortization schedule. Final payment of the loan is due July 1, 2009.

The loan transactions outlined above provided approximately $34.5 million of cash available for use in 1999. Operations also provided approximately $14.8 million of cash in 1999 and the sale of a hotel to a franchisee provided approximately $4.4 million. This cash was utilized primarily to complete the acquisition of four sites and construct ten hotels ($33.9 million), repurchase the Company's common stock ($10.0 million) and repay mortgage loans on two hotels that had been acquired in 1998 ($6.6 million).

In the future, the Company expects its cash requirements to be met by funds generated from operations, occasional sales of its hotel properties, construction loans made to build out certain of its unimproved sites and borrowings under a bank line of credit that was executed in February 2000. The bank line of credit provides a revolving credit facility for amounts up to $15 million. Borrowings under this facility will bear interest, at the Company's option, at (i) the bank's prime rate or (ii) the Euro-Rate plus 275 basis points. Borrowings under the credit facility are secured by a pool of nine hotel properties.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to changes in interest rates primarily as a result of the use of debt in the normal course of its business to fund the construction of hotels.

At December 31, 1998, the Company had debt outstanding totaling $82.2 million. Approximately $75.5 million of this amount was represented by mortgage loans with an interest rate of 8.25% that is fixed until the debt matures on January 1, 2009. Another $6.6 million was represented by mortgage notes assumed in the acquisitions of two hotels during 1998. The Company intended to, and did, repay these loans in the ensuing year.

During 1999, the Company issued additional debt of $24.6 million. Of this amount, $13.7 million was represented by mortgage loans with an interest rate of 8.8% that is fixed until the debt matures on July 1, 2009. Another $10.3 million was represented by three mortgage loans with an initial weighted average interest rate of 8.38%. The rates on all three loans automatically adjust to an average rate of 0.625% over the prime rate on April 1, 2002. The rates will remain fixed at this newly adjusted rate until April 1, 2005, at which time one of the loans will mature and the other two will re-adjust based on the then-current prime interest rate.

Except for reductions in the loan balances resulting from scheduled amortizing payments, the Company presently intends to hold all of the loans described above until their scheduled maturities. Accordingly, a change in market interest rates is not expected to impact the cost of these obligations until March 31, 2002.

The Company's cash and cash equivalents are short-term and highly liquid investments with original maturities of three months or less. Accordingly, a change in market interest rates has a nearly immediate effect on interest earned by the Company on its invested cash. For the foreseeable future, the Company reasonably expects that its average invested cash balance will approximate $6.0 million. Accordingly, each one percent change in market interest rates will change interest income by approximately $60,000 per annum.

RECENT ACCOUNTING PRONOUNCEMENTs

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which was modified by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company plans to adopt SFAS 133 beginning in the first quarter of 2001 and does not presently expect such adoption to have any effect on the Company's financial statements at that time.

FORWARD LOOKING STATEMENTS

Certain statements in this Annual Report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are generally identified by words such as "expects", "believes", "anticipates", etc., and involve known and unknown risks, uncertainties and other factors which may cause the actual results, performances or achievements of the Company to be materially different from the expectation expressed or implied in such statements. Such factors include, among other things, uncertainty as to economic conditions and interest rates, consumer demand for extended-stay and other forms of lodging, the level of competition in the extended-stay and other lodging markets, financial markets, development efficiencies, weather delays, zoning delays, the Company's financial condition and its ability to maintain operational and financial systems to manage the rapid growth it has experienced.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item is included in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," under the caption "Quantitative and Qualitative Disclosures About Market Risk."


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Independent Auditors' Report, the Consolidated Financial Statements and Notes to the Consolidated Financial Statements and the Financial Statement Schedule that appear on pages F-1 through F-16 herein are incorporated by reference.


ITEM 9. CHANGES  IN   AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
        FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information contained under the heading "Information about the Nominees and the Continuing Directors" in the definitive Proxy Statement to be used in connection with the solicitation of proxies for the Company's 2000 Annual Meeting of Shareholders, to be filed with the Commission, is incorporated herein by reference. Pursuant to instruction 3 to paragraph (b) of Item 401 of Regulation S-K, information relating to the executive officers of the Company is included in Item 1 of this Report.


ITEM 11.  EXECUTIVE COMPENSATION.

     The information contained under the headings "Compensation of Directors" and "Executive Compensation" in the definitive Proxy Statement to be used in connection with the solicitation of proxies for the Company's 2000 Annual Meeting of Shareholders, to be filed with the Commission, is incorporated herein by reference. In no event shall the information contained in the Proxy Statement under the heading "Shareholder Return Performance Graph" be deemed incorporated herein by such reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information contained under the heading "Beneficial Ownership of Securities and Voting Rights-Voting Securities and Principal Holders" in the definitive Proxy Statement to be used in connection with the solicitation of proxies for the Company's 2000 Annual Meeting of Shareholders, to be filed with the Commission, is incorporated herein by reference. For purposes of determining the aggregate market value of the Company's voting stock held by nonaffiliates, shares held by all directors and executive officers of the Company have been excluded. The exclusion of such shares is not intended to, and shall not, constitute a determination as to which persons or entities may be "affiliates" of the Company as defined by the Commission.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information contained under the heading "Certain Transactions" in the definitive Proxy Statement to be used in connection with the solicitation of proxies for the Company's Annual Meeting of Shareholders, to be filed with the Commission, is incorporated herein by reference.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) The following financial statements and notes thereto are incorporated by reference in Item 8 of this Report:


     1. FINANCIAL STATEMENTS

        DESCRIPTION
        -----------

        Independent Auditors' Report
        Consolidated  Balance Sheets at December 31, 1999 and 1998
        Consolidated Statements of Operations for the years ended December 31,
            1999, 1998 and 1997
        Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 1999, 1998 and 1997
        Consolidated  Statements of Cash Flows for the years ended December 31,
            1999, 1998 and 1997
        Notes to Consolidated Financial Statements

     2. FINANCIAL STATEMENT SCHEDULES

        Schedule V - Valuation and Qualifying Accounts

        All other schedules have been omitted since such information is either included in the financial statements or notes or is not required.

     3. EXHIBITS

        The exhibits set forth below are required to be filed with this Report pursuant to Item 601 of Regulation S-K:

                                                         INCORPORATED BY
                                                           REFERENCE TO                                              EXHIBIT
  EXHIBIT                                              REGISTRATION OR FILE       FORM OF                           NUMBER IN
    NO.                    DESCRIPTION                        NUMBER              REPORT        DATE OF REPORT       REPORT
------------- -------------------------------------- ------------------------- -------------- -------------------- ------------
3.1           Amended and Restated Articles of the           333-2876               S-1        March 28, 1996**        3.1
              Company
3.2           Amended and Restated By-laws of the           000-28108              10-K          March 28,1997         3.2
              Company, Amended as of March 17, 1997
4.1           Form of Common Stock Certificate of            333-2876            Amendment        May 7, 1996          4.1
              the Company                                                      No. 1 to S-1
10.1          Form of Acquisition Agreement and              333-2876               S-1         March 28, 1996        10.1
              Plan of Merger (with accompanying
              schedule)
10.2          Purchase and Sale Agreement by and             333-2876               S-1         March 28, 1996        10.2
              between Suburban Holdings, L.P. and
              Gulf Coast Associates, Ltd.
10.3          Purchase and Sale Agreement by and             333-2876               S-1         March 28, 1996        10.3
              between Suburban Holdings, L.P. and
              Omnicorp Resources, Inc.
10.4          Form of Agreement and Consent of               333-2876               S-1         March 28, 1996        10.4
              Partners of each of the Affiliated
              Entities and Third Party Sellers
10.5          Suburban Lodges of America, Inc.               333-2876            Amendment        May 7, 1996         10.5
              Stock Option and Incentive Award Plan                            No. 1 to S-1
10.6          Suburban Lodges of America, Inc.               333-2876            Amendment        May 7, 1996         10.6
              Non-Employee Directors' Stock Option                             No. 1 to S-1
              and Fee Plan
10.7          Form of Indemnification Agreement              333-2876               S-1         March 28, 1996        10.7
              between Suburban Lodges of America,
              Inc. and its directors and officers
10.8          Registration Rights Agreement among            333-2876               S-1         March 28, 1996        10.8
              Suburban Lodges of America, Inc. and
              Certain Shareholders
10.9          Form of Franchise Agreement, as               333-35871           Amendment      October 9, 1997       10.9.a.
              amended                                                          No. 2 to S-3
10.10         Form of Development and                        333-2876               S-1         March 28, 1996        10.10
              Design/Building Agreement
10.11         Form of Management Agreement                   333-2876               S-1         March 28, 1996        10.11
10.12         Management Agreement between                   333-2876               S-1         March 28, 1996        10.12
              Suburban Management, Inc. and Gulf
              Coast Associates, Ltd.
10.13         Consulting Agreement with Legacy               333-2876               S-1         March 28, 1996        10.13
              Securities Corp.
10.14         Acknowledgment and Agreement between           333-2876               S-1         March 28, 1996        10.14
              Suburban Lodges of America, Inc. and
              Young Consulting, Inc. re. Company's
              proprietary computer software
10.15         Suburban Lodge 401(k) Savings Plan             333-2876               S-1          May 20, 1996         10.15
10.16         Rights Agreement                               333-2876            Amendment        May 7, 1996         10.16
                                                                               No. 1 to S-1
10.17         Commitment Letter for the Line of              333-2876            Amendment        May 7, 1996         10.17
              Credit                                                           No. 1 to S-1
10.18         Preliminary Agreement for a License           000-28108              10-K         March 28, 1997        10.18
              to Develop a Suburban Lodge Unit
              between Suburban- Franchise Systems,
              Inc. and E.E.B. Lodging Systems LLC
10.19         Preliminary Agreement for a License           000-28108              10-K         March 28, 1997        10.19
              to Develop a Suburban Lodge Unit
              between Suburban-Franchise Systems,
              Inc. and E.E.B. Lodging Systems LLC
              II
10.20         Development and Design/Build                  000-28108              10-K         March 28, 1997        10.20
              Agreement for Suburban Lodge of
              Arlington South
10.21         Development and Design/Build                  000-28108              10-K         March 28, 1997        10.21
              Agreement for Suburban Lodge of
              Lewisville, Texas
10.22         Registration Rights Agreement among           000-28108               8-K         March 17, 1997        10.19
              the Registrant and Certain
              Shareholders


10.23         Office Lease between the Registrant           333-35871           Amend-ment      October 9, 1997       10.20
              and Massachusetts Mutual Life                                    No. 2 to S-3
              Insurance Company
10.24         Deed to Secure Debt and Security              000-28108              10-K          March 31, 1999       10.24
              Agreement with Finova Realty Capital
              Inc. and schedule of omitted
              documents
10.25         Promissory Note to Finova Realty              000-28108              10-K          March 31, 1999       10.25
              Capital Inc. and schedule of omitted
              documents
10.26         Security Agreement in favor of                000-28108              10-K          March 31, 1999       10.26
              Finova Realty Capital Inc. and
              schedule of omitted documents
10.27         Assignment of Franchise Agreements            000-28108              10-K          March 31, 1999       10.27
              and Franchisor's Consent and
              Subordination of Franchise
              Agreements in favor of Finova Realty
              Capital Inc. and schedule of omitted
              documents
10.28         Change of Control Agreement                   000-28108              10-K          March 31, 1999       10.28
10.29         8.375% Adjustable Rate Note of                    *
              Suburban Holdings, L.P. dated March
              31, 1999 in the amount of
              $4,000,000.00 in favor of Empire
              Financial Services, Inc., guaranteed
              by the Registrant, and schedule of
              omitted similar documents
10.30         Unconditional Guaranty of Payment                 *
              and Performance to Empire Financial
              Services, Inc. dated March 31, 1999
              and schedule of omitted similar
              documents
10.31         Line of Credit Note dated February                *
              18, 2000 in the face amount of
              $15,000,000 in favor of Southtrust
              Bank, N.A.
10.32         Additional schedule of omitted                    *
              similar documents (filed herewith)
              to Deed to Secure Debt and Security
              Agreement with Finova Realty Capital
              Inc. incorporated by reference to
              Exhibit 10.24 to the Company's
              Annual Report on Form 10-K for the
              year ended December 31, 1998
10.33         Additional schedule of omitted                    *
              similar documents (filed herewith)
              to Promissory Note to Finova Realty
              Capital Inc. incorporated by
              reference to Exhibit 10.25 to the
              Company's Annual Report on Form 10-K
              for the year ended December 31, 1998
10.34         Additional schedule of omitted                    *
              similar documents (filed herewith)
              to Security Agreement in favor of
              Finova Realty Capital Inc.
              incorporated by reference to Exhibit
              10.26 to the Company's Annual Report
              on Form 10-K for the year ended
              December 31, 1998
10.35         Additional schedule of omitted                    *
              similar documents (filed herewith)
              to Assignment of Franchise
              Agreements and Franchisor's Consent
              and Subordination of Franchise
              Agreements in favor of Finova Realty
              Capital Inc. incorporated by
              reference to Exhibit 10.27 to the
              Company's Annual Report on Form 10-K
              for the year ended December 31, 1998
10.36         Area Development Agreement dated as               *
              of March 3, 1998 between GuestHouse
              International LLC and Western Steel,
              Inc., together with the First
              Amendment and the Montana Amendment
              thereto
21.1          Subsidiaries of the Registrant                000-28108              10-K          March 31, 1999       21.1
23.1          Consent of Deloitte & Touche, L.L.P.              *
27.           Financial Data Schedule (for SEC use only)        *

              *Filed herewith.
             **Originally filed on the date set forth above and refiled pursuant to Regulation S-T on May 7, 1996.


(b) No reports on Form 8-K have been filed during the last quarter covered by this report.

                     INDEX TO FINANCIAL STATEMENTS
               AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

                                                                          Page
                                                                          ----

 Index to Consolidated Financial Statements and
    Consolidated Financial Statement Schedule ..........................   F-1
 Independent Auditors' Report...........................................   F-2
 Consolidated Balance Sheets at December 31, 1999 and 1998..............   F-3
 Consolidated Statements of Operations for the
    years ended December 31, 1999, 1998 and 1997.......................    F-4
 Consolidated Statements of Changes in Shareholders' Equity
    for the years ended December 31, 1999, 1998 and 1997...............    F-5
 Consolidated Statements of Cash Flows for the years ended
    December 31, 1999, 1998 and 1997...................................    F-6
 Notes to Consolidated Financial Statements............................    F-7
 Schedule V - Valuation and Qualifying Accounts........................    F-16

                          INDEPENDENT AUDITORS' REPORT



Board of Directors
Suburban Lodges of America, Inc.

We have audited the accompanying consolidated balance sheets of Suburban Lodges of America, Inc. ("Suburban Lodges") as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the consolidated financial statement schedule listed in the Index to Consolidated Financial Statements and Consolidated Financial Statement Schedule. These consolidated financial statements and the consolidated financial statement schedule are the responsibility of Suburban Lodges' management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Suburban Lodges as of December 31, 1999 and 1998, and the consolidated results of its operations and cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia
February 23, 2000

Suburban Lodges of America, Inc.
Consolidated Balance Sheets

                                                                                                 December 31,
                                                                                        -----------------------------
(in thousands)                                                                              1999            1998
-------------------                                                                     -------------   -------------
Assets:
Current assets:
    Cash and cash equivalents                                                                $ 9,862        $ 19,178
    Accounts receivable, net of reserves of $191 (1999) and $99 (1998)                         2,196           2,032
    Hotel inventory and supplies                                                               2,290           1,684
    Prepaid and refundable income taxes                                                        1,163           2,754
    Deferred income taxes                                                                        448             904
    Prepaid expenses and other current assets                                                  1,511           1,255
                                                                                        -------------   -------------
        Total current assets                                                                  17,470          27,807
Property and equipment, net of accumulated depreciation
    and amortization of $18,600 (1999) and $10,764 (1998)                                    291,269         272,030
Notes receivable                                                                               4,992           5,455
Acquired intangible assets                                                                     3,617
Deferred loan costs                                                                            1,721           1,552
Other assets                                                                                   2,013             454
                                                                                        -------------   -------------
Total assets                                                                               $ 321,082       $ 307,298
                                                                                        =============   =============

Liabilities and shareholders' equity:
Current liabilities:
    Current portion of long-term debt                                                        $ 1,228         $ 7,465
    Construction accounts payable                                                              1,752           6,847
    Trade accounts payable                                                                     3,207           3,040
    Accrued property taxes                                                                     1,113             100
    Accrued wages and benefits                                                                   507             340
    Other accrued liabilities                                                                    615             815
    Income taxes payable                                                                                         316
    Other current liabilities                                                                    591             856
                                                                                        -------------   -------------
        Total current liabilities                                                              9,013          19,779
Long-term debt, excluding current portion                                                     97,891          74,735
Deferred income taxes                                                                          2,333           1,026
Other liabilities                                                                                 84             114
                                                                                        -------------   -------------
        Total liabilities                                                                    109,321          95,654
                                                                                        -------------   -------------
Shareholders' equity:
    Common stock, $0.01 par value per share, 100,000,000 shares authorized                       157             154
    Additional paid-in capital                                                               202,250         200,190
    Retained earnings                                                                         19,345          11,300
                                                                                        -------------   -------------
                                                                                             221,752         211,644
    Less treasury stock, at cost                                                               9,991
                                                                                        -------------   -------------
        Shareholders' equity, net                                                            211,761         211,644
                                                                                        -------------   -------------
Total liabilities and shareholders' equity                                                 $ 321,082       $ 307,298
                                                                                        =============   =============

See notes to consolidated financial statements.

Suburban Lodges of America, Inc.
Consolidated Statements of Operations

                                                               Year Ended December 31,
                                                      ------------------------------------------
(in thousands, except per share amounts)                  1999          1998            1997
-------------------------------------------           -----------    -----------     -----------
Revenue:
    Hotel revenues                                      $ 62,466       $ 44,756        $ 21,822
    Franchise and other revenue                            3,446          1,702           1,373
                                                      -----------    -----------     -----------
        Total revenue                                     65,912         46,458          23,195
                                                      -----------    -----------     -----------

OPERATING COSTS AND EXPENSES:
    Hotel operating expenses                              32,876         22,754          11,204
    Corporate operating expenses                           7,961          3,975           2,254
    Lease termination costs                                                 218
    Site acquisition cancellation expense                    113          1,960
    Undeveloped site carrying costs                          119
    Depreciation and amortization                          8,468          5,492           2,630
                                                      -----------    -----------     -----------
                                                          49,537         34,399          16,088
    Gain on sale of hotel                                 (1,145)
    Gain on sale of land                                                   (294)
                                                      -----------    -----------     -----------
        Operating costs and expenses - net                48,392         34,105          16,088
                                                      -----------    -----------     -----------

INCOME FROM OPERATIONS                                    17,520         12,353           7,107

Other income (expense):
    Interest income                                        1,411          2,236           2,924
    Interest expense                                      (6,399)          (202)           (179)
    Public debt transaction abandonment costs                           (10,633)
    Other                                                    208                            200
                                                        ---------    -----------     -----------
Income before income taxes                                12,740          3,754          10,052
Provision for income taxes                                 4,695          1,192           3,328
                                                        ---------    -----------     -----------
NET INCOME                                               $ 8,045        $ 2,562         $ 6,724
                                                        =========    ===========     ===========

EARNINGS PER COMMON SHARE:
    Basic                                                 $ 0.53         $ 0.17          $ 0.53
    Diluted                                               $ 0.53         $ 0.17          $ 0.53

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING:
    Basic                                                 15,136         15,430          12,693
    Diluted                                               15,136         15,430          12,693

See notes to consolidated financial statements.

Suburban Lodges of America, Inc.
Consolidated Statements of Changes in Shareholders' Equity

                                             Common Stock                Additional               Treasury Stock
                                       -------------------------    Paid-in       Retained    -----------------------
(dollars in thousands)                    Shares       Amount       Capital       Earnings      Shares       Cost
---------------------------            -------------  ----------  -------------  -----------  ------------ ----------
BALANCES - DECEMBER 31, 1996             11,525,812       $ 115       $110,064      $ 2,014
Issuance of common stock
    for acquisition of four hotels          601,690           6         10,524
Issuance of common stock
    to non-employee directors                 1,725                         30
Issuances of common stock,
    net of offering costs                 3,300,000          33         79,542
Net income                                                                            6,724
                                       -------------  ----------  -------------  -----------
BALANCES - DECEMBER 31, 1997             15,429,227         154        200,160        8,738
Issuance of common stock
    to non-employee directors                 1,845                         30
Net income                                                                            2,562
                                       -------------  ----------  -------------  -----------
BALANCES - DECEMBER 31, 1998             15,431,072         154        200,190       11,300
Issuance of common stock
    in acquisition                          300,000           3          2,041
Issuance of common stock
    to non-employee directors                 3,000                         19
Acquisition of treasury stock                                                                   1,781,400    $ 9,991
Net income                                                                            8,045
                                       -------------  ----------  -------------  -----------  ------------ ----------
BALANCES - DECEMBER 31, 1999             15,734,072       $ 157       $202,250     $ 19,345     1,781,400    $ 9,991
                                       =============  ==========  =============  ===========  ============ ==========

See notes to consolidated financial statements.

Suburban Lodges of America, Inc.
Consolidated Statements of Cash Flows

                                                                                    Year Ended December 31,
                                                                         --------------------------------------------
(in thousands)                                                               1999           1998            1997
-------------------                                                      -------------  -------------   -------------
Operating activities:
    Net income                                                                $ 8,045        $ 2,562         $ 6,724
    Adjustments to reconcile net income to net
        cash provided by operating activities:
        Depreciation and amortization                                           8,468          5,492           2,630
        Reserves for site acquisition cancellation                             (1,960)         1,960
        Net change in deferred income tax assets and liabilities                1,763           (368)            310
        Equity in loss of joint venture                                            11
        Stock compensation                                                         19             30              30
        Gain on sale of property                                               (1,145)          (294)
        Changes in operating assets and liabilities:
            Accounts receivable                                                  (164)          (370)         (1,440)
            Other current assets                                                  770         (2,973)         (1,625)
            Other assets                                                       (1,384)           117             (19)
            Trade accounts payable                                                167            994           1,105
            Other current liabilities                                             250            (87)            988
            Other liabilities                                                     (30)            33              86
                                                                         -------------  -------------   -------------
Net cash provided by operating activities                                      14,810          7,096           8,789
                                                                         -------------  -------------   -------------

Investing activities:
    Additions to property and equipment                                       (28,812)      (108,957)        (89,863)
    Proceeds from sale of property                                              4,405            885
    Increase (decrease) in construction accounts payable                       (5,095)         2,236           2,586
    Acquisitions, net of cash acquired                                         (1,481)        (2,279)
    Other                                                                          98         (3,086)         (2,800)
                                                                         -------------  -------------   -------------
Net cash used by investing activities                                         (30,885)      (111,201)        (90,077)
                                                                         -------------  -------------   -------------

Financing activities:
    Proceeds from issuance of long-term debt                                   24,589         75,530
    Principal payments on long-term debt                                       (7,670)           (58)        (12,507)
    Amounts borrowed under line of credit                                                     40,000          10,000
    Repayment of line of credit borrowings                                                   (65,000)
    Proceeds from issuance of common stock                                                                    79,575
    Purchase of treasury stock                                                 (9,991)
    Decrease (increase) in restricted cash                                                    11,000         (11,000)
    Net additions to deferred loan costs                                         (169)          (839)           (470)
                                                                         -------------  -------------   -------------
Net cash provided by financing activities                                       6,759         60,633          65,598
                                                                         -------------  -------------   -------------
Net decrease in cash and cash equivalents                                      (9,316)       (43,472)        (15,690)
Cash and cash equivalents at beginning of period                               19,178         62,650          78,340
                                                                         -------------  -------------   -------------
Cash and cash equivalents at end of period                                    $ 9,862       $ 19,178        $ 62,650
                                                                         =============  =============   =============

Supplemental cash flow disclosures:
    Cash paid for income taxes                                                $ 1,658        $ 3,163         $ 3,975
                                                                         =============  =============   =============
    Cash paid for interest expense, net of amounts capitalized                $ 6,631        $   195         $   170
                                                                         =============  =============   =============

See notes to consolidated financial statements.

Suburban Lodges of America, Inc.
Notes to Consolidated Financial Statements

1.   DESCRIPTION OF BUSINESS

Suburban Lodges of America, Inc. and its subsidiaries (collectively, the "Company") own, operate, grant franchise rights to and manage for third parties extended-stay hotels that operate under the Suburban Lodge(R) brand name. The Company also franchises and manages hotels that operate under the GuestHouse International(R) brand name.

At December 31, 1999, 107 Suburban Lodge hotels were operating in 19 states. The Company owned and operated 61 of these hotels and third parties owned the remaining 46 hotels. The Company managed the operations of 19 of the third-party hotels on behalf of the franchisees and managed an additional hotel that a franchisee was in the process of converting into a Suburban Lodge hotel. At December 31, 1999, independent franchisees owned and operated 46 GuestHouse International hotels in 16 states. At December 31, 1999, an additional 46 Suburban Lodge hotels (three Company-owned, 43 franchised) were under construction or development and an additional 26 franchised GuestHouse International hotels were under construction, conversion or development.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Revenue Recognition
Hotel revenues are recognized as earned. Reserves are established for estimated unrecoverable amounts. Initial franchise fees are recognized in income when the associated hotel has commenced operations. Development fees, management fees and recurring franchise fees are recognized when earned.

Pre-Opening Costs
Non-capital expenditures incurred prior to opening new hotels are expensed as incurred.

Earnings per Common Share
Earnings per common share have been computed under the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share." The net income amounts used in the calculations of basic and diluted earnings per common share are the same. The average numbers of common shares used in the calculation of basic and diluted earnings per common share are also the same as there were no dilutive common share equivalents. At December 31, 1999, stock options under the Company's various stock option plans represented the only securities that could potentially dilute earnings per common share in future periods.

Property and Equipment
Property and equipment is stated at cost. The cost of land includes the contractual purchase price of the site, other costs incurred in connection with its acquisition, such as engineering and environmental reports, and associated overhead. The cost of hotels includes the direct costs of construction plus capitalized interest and construction overhead through the date the hotel is substantially complete and ready for its intended use.

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

Acquired Intangible Assets
Acquired intangible assets consist of franchise rights and goodwill. Franchise rights were recorded at their estimated fair value at the date of acquisition and are being amortized on a straight-line basis over four years, the expected period to be benefited. Goodwill represents the excess of cost over fair value of net assets acquired and is being amortized on a straight-line basis over its estimated useful life of 20 years.

Impairment of Long-Lived Assets
The Company reviews the net carrying value of its hotels and other long-lived assets if any facts and circumstances suggest that their recoverability may have been impaired. The Company believes that no such impairment exists at December 31, 1999.

Deferred Loan Costs
Costs associated with obtaining and maintaining debt financing are capitalized as deferred loan costs, and are amortized over the life of the related debt instrument.

Stock-Based Compensation
The Company accounts for stock options using the intrinsic value method and issues only stock options that have an exercise price that is equal to or more than the fair value of the underlying shares at the date of grant. Accordingly, no compensation expense is recorded in the accompanying statements of earnings with respect to the grant of stock options.

Reclassifications
Certain reclassifications have been made to the December 31, 1998 and 1997 financial statements to conform them to the December 31, 1999 presentation.

3.   ACQUISITIONS

On June 1, 1999,  the Company,  through a  wholly-owned  subsidiary,  GuestHouse
International Franchise Systems, Inc., acquired the assets of GuestHouse International, LLC (the "1999 Acquisition"), a franchisor of mid-scale lodging facilities under the names GuestHouse International Inns, Hotels and Suites. The total purchase price of $3,525,000, including transaction-related expenses, consisted of cash of $1,481,000 and 300,000 shares of the Company's common stock with a market value of $2,044,000.

On July 31, 1998, the Company acquired two companies (the "1998 Acquisitions"), each of which operates a Suburban Lodge hotel in Arlington, Texas, for a total purchase price of approximately $2.5 million in cash and the assumption of $6.6 million in notes payable. A director of the Company was a minority shareholder in these two companies. A second director had an indirect family interest in the two companies. Prior to the acquisitions, the Company's Board of Directors (excluding those members of the Board with a direct or indirect interest in the companies acquired) reviewed and approved the terms of the related Purchase Agreements.

The acquisitions described in the preceding two paragraphs were treated as purchases; accordingly, operations of the acquired companies are included in the consolidated statements of operations commencing on the date of acquisition. The Company's allocation of purchase price to assets acquired and liabilities assumed was as follows (in thousands):

                                                    The 1999          The 1998
                                                  Acquisition      Acquisitions
                                                --------------    --------------
      Property and equipment                                         $  9,971
      Acquired intangible assets                  $  3,633
      Other assets                                      90                420
                                                 ----------          ---------
      Total assets                                   3,723             10,391
      Notes payable                                                    (6,597)
      Other liabilities                               (198)            (1,289)
                                                 ----------          ---------
      Net assets acquired                            3,525              2,505
      Less cash acquired                                                 (226)
                                                 ----------          ---------
      Purchase price, net of cash                 $  3,525           $  2,279
                                                 ==========          =========

Had the 1999 Acquisition occurred on January 1, 1998, the Company's reported operating results would have been as follows (in thousands, except earnings per share amounts):

                                                     Year Ended December 31,
                                                   ---------------------------
                                                      1999             1998
                                                   -----------       ---------
       Total revenue                                  $ 66,382       $ 47,144

       Net earnings                                      7,818          1,868

       Primary and diluted earnings per share           $ 0.52         $ 0.12

Results of operations for 1998 and 1997 would not have differed materially from reported results had the 1998 Acquisitions occurred on January 1, 1997.

On February 28, 1997, the Company purchased four Atlanta-area Suburban Lodge hotels from a third-party franchisee in exchange for 601,690 shares of common stock and the assumption of $12.5 million of debt.

4.  PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

                                                                          December 31,
                                                                --------------------------------
                                                                     1999             1998
                                                                ---------------  ---------------
    Land and improvements, including land under development         $ 61,596         $ 53,223
    Buildings and improvements                                       214,293          175,198
    Furniture, fixtures and equipment                                 24,480           19,597
    Construction in progress                                           9,500           34,776
                                                                ---------------  ---------------
    Property and equipment, at cost                                $ 309,869        $ 282,794
                                                                ===============  ===============

Additions  to hotels  for the years  ended  December  31,  1999,  1998 and 1997,
respectively,   included  $1,881,000,  $3,885,000  and  $1,711,000  of  interest incurred on funds borrowed to finance construction.

5.  LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

                                                       December 31,
                                              ----------------------------
                                                 1999               1998
                                              -----------       ----------
8.25% fixed rate mortgage loans, due
    January 1, 2009                             $ 74,680         $ 75,530
8.8% fixed rate mortgage loans, due
    July 1, 2009                                  13,636
8.38% mortgage loans                              10,103
Capital leases                                        61              103
Other                                                639            6,567
                                               ---------         --------
                                                  99,119           82,200
Less current portion                               1,228            7,465
                                               ---------         ---------
Long-term debt, excluding current portion       $ 97,891          $ 74,735
                                               =========         =========

The 8.25% and 8.8% mortgage loans require monthly payments of principal and interest totaling approximately $709,000 based upon a 25-year amortization schedule. A total of 32 Company-owned hotels are pledged as collateral on these obligations.

The 8.38% mortgage notes consist of individual mortgage loans against three hotels. The interest rates are adjustable at the end of each three-year period to rates based on prime plus an average margin of 62.5 basis points. The loan repayments aggregating $88,163 per month are based on a principal amortization period of 20 years with a final maturity on March 1, 2005 for one of the loans and March 1, 2008 for the other two loans.

On July 31, 1998, in connection with its acquisition of two companies, the Company assumed certain notes with outstanding principal balances totaling $6,597,000. Under the terms of the related acquisition agreement, the Company repaid these loans in full on March 31, 1999.

The aggregate maturities of long-term debt for the five years subsequent to December 31, 1999, are as follows (in thousands):

                Year ended December 31,
                2000                                 $ 1,228
                2001                                   1,431
                2002                                   1,526
                2003                                   1,663
                2004                                   1,786

Subsequent to December 31, 1999, the Company entered into an agreement with a commercial bank under which the bank provides a revolving credit facility for amounts up to $15,000,000. Borrowings under this facility bear interest, at the Company's option, at (i) the bank's prime rate or (ii) the Euro-Rate plus 275 basis points. Borrowings under the credit facility are secured by a pool of nine hotels. Under the terms of the associated Loan Agreement, the Company is required to maintain tangible net worth, as defined, of $190,000,000 and to satisfy certain other performance criteria. The Company was in compliance with all such requirements as of February 23, 2000. The credit facility expires January 31, 2003.

6.   FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash equivalents, accounts receivable, accounts payable, and accrued liabilities reflected in the financial statements approximates fair value because of the short-term nature of these instruments. Based on interest rates currently available to the Company for borrowings similar to those reflected in the December 31, 1999 balance sheet, the Company estimates that the fair value of its long-term debt was approximately $94.0 million.

7.   INCOME TAXES

The provisions for income taxes are summarized as follows (in thousands):

                                                      Year Ended December 31,
                                              -----------------------------------------
                                                 1999            1998           1997
                                              ----------      -----------    ----------
Current income tax provision                    $ 2,932         $ 1,560        $ 3,018
Deferred income tax provision (credit)            1,763            (368)           310
                                              ----------      -----------    ----------
Total provision for income taxes                $ 4,695          $ 1,192       $ 3,328
                                              ==========      ===========    ==========

The tax effects of temporary differences that comprise the deferred tax liabilities and assets are as follows (in thousands):

                                                            December 31,
                                                   ------------------------------
                                                        1999            1998
                                                   -------------     ------------
Gross deferred income tax liability:
Property and equipment                                 $ 2,453          $ 1,166
Other                                                       82
                                                      ---------        ---------
Total gross deferred income tax liabilities              2,535            1,166
                                                      ---------        ---------
Gross deferred income tax assets:
Net operating loss carryforward                            253              414
Unearned franchise fees                                    130              189
Unearned guest income                                      110              180
Reserves for site acquisition cancellation                                  104
Other                                                      157              157
                                                      ---------        ---------
Total gross deferred income tax assets                     650            1,044
                                                      ---------        ---------
Net deferred income tax liability                      $ 1,885            $ 122
                                                      =========        =========

The following is a reconciliation of the statutory federal income tax rate to the Company's effective tax rates:

                                                         Year Ended December 31,
                                               -------------------------------------------
                                                  1999            1998            1997
                                               -----------     -----------      ----------
Statutory federal income tax rate                 34.0 %          34.0 %          34.0 %
State income taxes                                 2.4             0.7             2.0
Income not subject to tax                         (0.5)           (4.4)           (2.9)
Other                                              1.0             1.5
                                               -----------     -----------      ----------
Effective income tax rate                         36.9 %          31.8 %          33.1 %
                                               ===========     ===========      ==========

8.   SEGMENT AND RELATED INFORMATION

The Company operates in three reportable business segments, hotel operations, franchising operations and corporate and support services. The Company was founded in 1987 as an owner-operator of economy extended-stay hotels, the first of which opened in 1988. Since that date, the majority of the Company's revenues have been derived from its hotel operations segment, primarily in the form of room revenues. Since 1992, the Company has franchised the Suburban Lodge(R) brand to third parties. In 1999, the franchising operations segment was expanded when the GuestHouse International(R) brand was added through an acquisition. The corporate and support services segment provides hotel management, site development and construction management services to Company-owned and independently franchised hotels. The corporate and support services segment also provides general management, information technology and other services to the other segments. For internal reporting purposes, the Company allocates management fees to Company-owned hotels. Commencing in 1999, the Company also allocates franchise fees to Company-owned hotels. The management and franchise fees appear as inter-segment revenues under the appropriate segments in the following table.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

The Company evaluates the performance of its operating segments based upon net operating income, which is defined as income before income taxes, nonrecurring items, interest income, interest expense, gains on sales of property and other non-operating income.

Summarized financial information concerning the Company's reportable segments is shown in the following table (in thousands):

                                                                            Corporate
                                             Hotel        Franchising      and Support
                                          Operations       Operations        Services          Total
                                         -------------   -------------    --------------   -------------
Year Ended December 31, 1999
Revenues from external customers           $ 62,466         $ 2,243          $ 1,203         $ 65,912
Intersegment revenues                                         2,493            3,117            5,610
Depreciation and amortization                 7,731             205              532            8,468
Net operating income (loss)                  16,133           1,176             (821)          16,488
Total assets                                300,704           4,439           15,939          321,082
Additions to property and equipment          27,198              12            1,602           28,812

Year Ended December 31, 1998
Revenues from external customers           $ 44,756         $ 1,079            $ 623         $ 46,458
Intersegment revenues                                                          2,241            2,241
Depreciation and amortization                 5,209              10              273            5,492
Net operating income (loss)                  14,552             193             (508)          14,237
Total assets                                285,252             867           21,179          307,298
Additions to property and equipment         107,721              17            1,219          108,957

Year Ended December 31, 1997
Revenues from external customers           $ 21,822           $ 701            $ 672         $ 23,195
Intersegment revenues                                                          1,090            1,090
Depreciation and amortization                 2,475               6              149            2,630
Net operating income (loss)                   7,058              57               (8)           7,107
Total assets                                227,469             518           14,867          242,854
Additions to property and equipment          89,124              16              723           89,863

The following table provides a reconciliation of total segment net operating income to the Company's reported income before income taxes (in thousands):

Year Ended December 31,                                   1999            1998          1997
                                                      -----------     -----------   ------------
Total segment net operating income                     $ 16,488        $ 14,237        $ 7,107
Interest income                                           1,411           2,236          2,924
Gains on property sales and
  other non-operating income                              1,353             294            200
Public debt transaction abandonment costs                               (10,633)
Site acquisition cancellation costs                        (113)         (1,960)
Lease termination costs                                                    (218)
Interest expense                                         (6,399)           (202)          (179)
                                                      ----------      ----------    -----------
Income before income taxes                             $ 12,740         $ 3,754       $ 10,052
                                                      ==========      ==========    ===========

All of the Company's revenues are derived in the United States of America. No single customer accounts for ten percent or more of the Company's total revenue.

9.   STOCK OPTION PLANS

The Company has three stock option plans that provide for the grant of stock options to employees and non-employee directors. The Company's Stock Option and Incentive Award Plan (the "1996 Plan") provides for the grant of up to 1,000,000 shares of the Company's common stock to officers and key employees. The Company's Nonemployee Directors' Stock Option and Fee Plan (the "Directors' Plan") provides for the grant of up to 100,000 shares to the Company's nonemployee directors. The Company's Employee Stock Option Plan (the "1997 Plan") provides for the grant of up to 700,000 shares to all full-time employees who are not participants in either the 1996 Plan or the Directors' Plan. At December 31, 1999, 75,000, 82,000 and 115,187 shares, respectively, were available for grant under the 1996 Plan, the Directors' Plan and the 1997 Plan. Options outstanding under these Plans were granted at prices that were either equal to or greater than the market price of the stock on the date granted, expire either five or ten years from the date granted and vest over service periods that range from one to four years.

The following table summarizes stock option activity during each of the three years ended December 31, 1999:

                                                  Number           Exercise Price       Weighted Avg.
                                                 of Shares           per Share          Exercise Price
                                               ---------------  ----------------------  ----------------
     Outstanding, December 31, 1996                404,500       $17.00 -     $18.70         $17.10
     Granted                                       383,221        13.00 -      27.38          20.77
                                               ------------
     Outstanding, December 31, 1997                787,721        13.00 -      27.38          18.88
     Granted                                       806,155        10.25 -      19.00          13.67
     Canceled                                     (428,486)       12.38 -      27.38          17.73
                                               ------------
     Outstanding, December 31, 1998              1,165,390        10.25 -      18.70          13.92
     Granted                                       846,134         5.63 -      13.50          10.75
     Canceled                                     (483,711)       10.25 -      17.00          13.32
                                               ------------
     Outstanding, December 31, 1999              1,527,813         5.63 -      18.70          12.35
                                               ============

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

The number of stock options  exercisable at December 31, 1999, 1998 and 1997 was
438,573,  232,963  and  104,500,   respectively.  A  summary  of  stock  options
outstanding and exercisable as of December 31, 1999, follows:

                                          Options Outstanding               Options Exercisable
                                 --------------------------------------   ------------------------
                                                Average
Range of                           Number      Remaining     Average        Number      Average
Exercise                             of           Life       Exercise         of       Exercise
Prices                             Options      (Years)       Price        Options       Price
-------------------------------  ------------ ------------- -----------   ----------- ------------
$  5.63 - $  6.50                  254,500           9.8      $ 5.64             -            -
$10.25                             325,000           8.9       10.25       100,000      $ 10.25
$13.13 - $13.50                    584,813           9.0       13.48        62,573        13.46
$16.25 - $18.70                    363,500           6.2       17.11       276,000        17.10

Had the Company recorded compensation expense for its stock option plans instead of following the intrinsic value method, the Company's pro forma net income would have been $6,804,000 ($0.45 per share) for the year ended December 31, 1999, $1,675,000 ($0.11 per share) for the year ended December 31, 1998, and $6,228,000 ($0.49 per share) for the year ended December 31, 1997. The fair value of each stock option grant used in the determination of these pro forma amounts was determined using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                               1999           1998           1997
                                                          -------------  -------------  -------------
      Risk-free interest rate                                  5.0%           5.0%           6.0%
      Expected dividend yield                                  0.0%           0.0%           0.0%
      Expected life (in years)                                  4.5            4.5            4.5
      Expected volatility                                     59.1%          58.3%          43.3%
      Average fair value of each option granted              $ 2.40         $ 7.16         $ 9.15


10.  LEASES

The Company has operating leases covering its corporate headquarters and certain satellite television equipment utilized at its hotels. At December 31, 1999, the Company's future minimum annual rental payments under non-cancelable operating leases, reduced by income from subleases, were as follows (in thousands):

                 Year ended December 31, 2000             $ 1,668
                 Year ended December 31, 2001               1,865
                 Year ended December 31, 2002               1,733
                 Year ended December 31, 2003               1,495
                 Year ended December 31, 2004               1,395
                                                       -----------
                 Next five years in total                   8,156
                 Thereafter                                 4,672
                                                       -----------
                                                         $ 12,828
                                                       ===========

Total rent expense was approximately $1,517,000, $862,000 and $454,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

11.  RELATED PARTY TRANSACTIONS

During 1998, the Company entered into a venture to develop a Suburban Lodge hotel in Atlanta, Georgia, investing $200,000 for a 25% equity position. A non-employee director of the Company owned another 25% equity position in this venture. In December 1998, the Company acquired an option to purchase the director's interest for a total consideration of $300,000. In 1999, the Company exercised its option to purchase the director's interest. The hotel owned by the venture opened in May 1999. In January 2000, the Company purchased the remaining 50% interest in this hotel from the unaffiliated owners for a total cash purchase price of $661,000, including transaction expenses. The Company also assumed, and subsequently repaid, a mortgage loan of $2,600,000 in connection with the acquisition.

During certain periods in 1998 and 1997, two franchise locations were partially owned by two of the Company's directors or members of their immediate families. The Company acquired both locations on July 31, 1998. Franchise and other revenue recognized for such locations prior to their acquisition by the Company was approximately $97,000 in 1998 and $150,000 in 1997. All such revenue was realized under terms and conditions that were essentially the same as terms and conditions under which franchise revenues were recognized under agreements with unrelated parties.

12.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial data for the years ended December 31, 1999 and 1998 are as follows:

                                                      First         Second        Third        Fourth
                                                    -----------   -----------  ------------  ------------
Year ended December 31, 1999
Total revenue                                          $13,939       $16,810       $18,683       $16,480
Operating income                                         4,283         5,109         5,259         2,869
Net income                                               2,097         2,565         2,289            94
Basic and diluted earnings per share                      0.14          0.17          0.15          0.08

Year ended December 31, 1998
Total revenue                                          $ 9,046       $11,245       $13,162       $13,005
Operating income                                         2,636         4,263         1,900         3,554
Net income (loss)                                        2,255         3,174        (5,474)        2,607
Basic and diluted earnings (loss) per share               0.15          0.21         (0.35)         0.17

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

Schedule V.  Valuation and Qualifying Accounts


              Column A                    Column B                  Column C                Column D        Column E
------------------------------------- -----------------  -------------------------------- --------------  --------------
                                                                   Additions
                                                         --------------------------------
                                         Balance at        Charged to      Charged to                        Balance
                                         Beginning         Costs and          Other                          at End
            Description                  of Period          Expenses        Accounts       Deductions       of Period
------------------------------------- -----------------  --------------- ---------------- --------------  --------------

                                           (amounts in thousands)

Reserve for Uncollectible
     Accounts Receivable

Year Ended December 31, 1997                   $ 13             $ 38              $ -            $ -            $ 51

Year Ended December 31, 1998                     51              138                -             90              99

Year Ended December 31, 1999                     99              197                -            105             191

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(a) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Atlanta, State of Georgia, on the 30th day of March, 1999.

                                   SUBURBAN LODGES OF AMERICA, INC.


                                   By: /s/ David E. Krischer
                                      ----------------------------------------
                                       David E. Krischer
                                       Chairman of the Board and Chief Executive
                                       Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company in the capacities set forth and on the 30th day of March, 1999.

             Signature                             Position
             ---------                             --------
/s/ David E. Krischer                  Chairman of the Board, Chief Executive Officer
---------------------------------      and Director (Principal Executive Officer)
    David E. Krischer

/s/ Dan J. Berman                      Vice President - Franchising and Director
---------------------------------
    Dan J. Berman

/s/ Paul A. Criscillis, Jr.            Vice President and Chief Financial Officer (Principal
---------------------------------      Financial Officer)
    Paul A. Criscillis, Jr.

/s/ Robert E. Schnelle                 Vice President and Chief Accounting Officer (Principal
---------------------------------      Accounting Officer)
    Robert E. Schnelle

/s/ James R. Kuse                      Director
---------------------------------
    James R. Kuse

/s/ Michael McGovern                   Director
---------------------------------
    Michael McGovern

/s/ John W. Spiegel                    Director
---------------------------------
    John W. Spiegel

                              EXHIBIT INDEX
                              -------------

                                                         INCORPORATED BY
                                                           REFERENCE TO                                              EXHIBIT
  EXHIBIT                                              REGISTRATION OR FILE       FORM OF                           NUMBER IN
    NO.                    DESCRIPTION                        NUMBER              REPORT        DATE OF REPORT       REPORT
------------- -------------------------------------- ------------------------- -------------- -------------------- ------------
3.1           Amended and Restated Articles of the           333-2876               S-1        March 28, 1996**        3.1
              Company
3.2           Amended and Restated By-laws of the           000-28108              10-K          March 28,1997         3.2
              Company, Amended as of March 17, 1997
4.1           Form of Common Stock Certificate of            333-2876            Amendment        May 7, 1996          4.1
              the Company                                                      No. 1 to S-1
10.1          Form of Acquisition Agreement and              333-2876               S-1         March 28, 1996        10.1
              Plan of Merger (with accompanying
              schedule)
10.2          Purchase and Sale Agreement by and             333-2876               S-1         March 28, 1996        10.2
              between Suburban Holdings, L.P. and
              Gulf Coast Associates, Ltd.
10.3          Purchase and Sale Agreement by and             333-2876               S-1         March 28, 1996        10.3
              between Suburban Holdings, L.P. and
              Omnicorp Resources, Inc.
10.4          Form of Agreement and Consent of               333-2876               S-1         March 28, 1996        10.4
              Partners of each of the Affiliated
              Entities and Third Party Sellers
10.5          Suburban Lodges of America, Inc.               333-2876            Amendment        May 7, 1996         10.5
              Stock Option and Incentive Award Plan                            No. 1 to S-1
10.6          Suburban Lodges of America, Inc.               333-2876            Amendment        May 7, 1996         10.6
              Non-Employee Directors' Stock Option                             No. 1 to S-1
              and Fee Plan
10.7          Form of Indemnification Agreement              333-2876               S-1         March 28, 1996        10.7
              between Suburban Lodges of America,
              Inc. and its directors and officers
10.8          Registration Rights Agreement among            333-2876               S-1         March 28, 1996        10.8
              Suburban Lodges of America, Inc. and
              Certain Shareholders
10.9          Form of Franchise Agreement, as               333-35871           Amendment      October 9, 1997       10.9.a.
              amended                                                          No. 2 to S-3
10.10         Form of Development and                        333-2876               S-1         March 28, 1996        10.10
              Design/Building Agreement
10.11         Form of Management Agreement                   333-2876               S-1         March 28, 1996        10.11
10.12         Management Agreement between                   333-2876               S-1         March 28, 1996        10.12
              Suburban Management, Inc. and Gulf
              Coast Associates, Ltd.
10.13         Consulting Agreement with Legacy               333-2876               S-1         March 28, 1996        10.13
              Securities Corp.
10.14         Acknowledgment and Agreement between           333-2876               S-1         March 28, 1996        10.14
              Suburban Lodges of America, Inc. and
              Young Consulting, Inc. re. Company's
              proprietary computer software
10.15         Suburban Lodge 401(k) Savings Plan             333-2876               S-1          May 20, 1996         10.15
10.16         Rights Agreement                               333-2876            Amendment        May 7, 1996         10.16
                                                                               No. 1 to S-1
10.17         Commitment Letter for the Line of              333-2876            Amendment        May 7, 1996         10.17
              Credit                                                           No. 1 to S-1
10.18         Preliminary Agreement for a License           000-28108              10-K         March 28, 1997        10.18
              to Develop a Suburban Lodge Unit
              between Suburban- Franchise Systems,
              Inc. and E.E.B. Lodging Systems LLC
10.19         Preliminary Agreement for a License           000-28108              10-K         March 28, 1997        10.19
              to Develop a Suburban Lodge Unit
              between Suburban-Franchise Systems,
              Inc. and E.E.B. Lodging Systems LLC
              II
10.20         Development and Design/Build                  000-28108              10-K         March 28, 1997        10.20
              Agreement for Suburban Lodge of
              Arlington South
10.21         Development and Design/Build                  000-28108              10-K         March 28, 1997        10.21
              Agreement for Suburban Lodge of
              Lewisville, Texas
10.22         Registration Rights Agreement among           000-28108               8-K         March 17, 1997        10.19
              the Registrant and Certain
              Shareholders


10.23         Office Lease between the Registrant           333-35871           Amend-ment      October 9, 1997       10.20
              and Massachusetts Mutual Life                                    No. 2 to S-3
              Insurance Company
10.24         Deed to Secure Debt and Security              000-28108              10-K          March 31, 1999       10.24
              Agreement with Finova Realty Capital
              Inc. and schedule of omitted
              documents
10.25         Promissory Note to Finova Realty              000-28108              10-K          March 31, 1999       10.25
              Capital Inc. and schedule of omitted
              documents
10.26         Security Agreement in favor of                000-28108              10-K          March 31, 1999       10.26
              Finova Realty Capital Inc. and
              schedule of omitted documents
10.27         Assignment of Franchise Agreements            000-28108              10-K          March 31, 1999       10.27
              and Franchisor's Consent and
              Subordination of Franchise
              Agreements in favor of Finova Realty
              Capital Inc. and schedule of omitted
              documents
10.28         Change of Control Agreement                   000-28108              10-K          March 31, 1999       10.28
10.29         8.375% Adjustable Rate Note of                    *
              Suburban Holdings, L.P. dated March
              31, 1999 in the amount of
              $4,000,000.00 in favor of Empire
              Financial Services, Inc., guaranteed
              by the Registrant, and schedule of
              omitted similar documents
10.30         Unconditional Guaranty of Payment                 *
              and Performance to Empire Financial
              Services, Inc. dated March 31, 1999
              and schedule of omitted similar
              documents
10.31         Line of Credit Note dated February                *
              18, 2000 in the face amount of
              $15,000,000 in favor of Southtrust
              Bank, N.A.
10.32         Additional schedule of omitted                    *
              similar documents (filed herewith)
              to Deed to Secure Debt and Security
              Agreement with Finova Realty Capital
              Inc. incorporated by reference to
              Exhibit 10.24 to the Company's
              Annual Report on Form 10-K for the
              year ended December 31, 1998
10.33         Additional schedule of omitted                    *
              similar documents (filed herewith)
              to Promissory Note to Finova Realty
              Capital Inc. incorporated by
              reference to Exhibit 10.25 to the
              Company's Annual Report on Form 10-K
              for the year ended December 31, 1998
10.34         Additional schedule of omitted                    *
              similar documents (filed herewith)
              to Security Agreement in favor of
              Finova Realty Capital Inc.
              incorporated by reference to Exhibit
              10.26 to the Company's Annual Report
              on Form 10-K for the year ended
              December 31, 1998
10.35         Additional schedule of omitted                    *
              similar documents (filed herewith)
              to Assignment of Franchise
              Agreements and Franchisor's Consent
              and Subordination of Franchise
              Agreements in favor of Finova Realty
              Capital Inc. incorporated by
              reference to Exhibit 10.27 to the
              Company's Annual Report on Form 10-K
              for the year ended December 31, 1998
10.36         Area Development Agreement dated as               *
              of March 3, 1998 between GuestHouse
              International LLC and Western Steel,
              Inc., together with the First
              Amendment and the Montana Amendment
              thereto
21.1          Subsidiaries of the Registrant                000-28108              10-K          March 31, 1999       21.1
23.1          Consent of Deloitte & Touche, L.L.P.              *
27.           Financial Data Schedule (for SEC use only)        *

              *Filed herewith.
             **Originally filed on the date set forth above and refiled pursuant to Regulation S-T on May 7, 1996.