Form 10-Q
period 2000-03-31
SUBURBAN LODGES OF AMERICA INC
filed 2000-05-15
CIK 1011449

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)
/ X /              QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       OR

/   /           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission File Number: 0-28108

                        SUBURBAN LODGES OF AMERICA, INC.
                        ---------------------------------
                          (Exact Name of registrant as
                           specified in its charter)

         GEORGIA                                        58-1781184
------------------------                           -------------------
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


         Number of shares of Common Stock, $.01 par value, outstanding as of May 5, 2000:

                                   13,608,374

PART I, ITEM I.  FINANCIAL STATEMENTS

                               SUBURBAN LODGES OF AMERICA, INC.
                                 Consolidated Balance Sheets
                                        (in thousands)

                                                                  (Unaudited)
                                                                   March 31,     December 31,
                                                                     2000           1999
                                                                  -----------    ------------
ASSETS
Current assets:
     Cash and cash equivalents                                     $  6,073        $  9,862
      Accounts receivable, net of reserves of
          $235 (2000) and $191 (1999)                                 2,994           2,196
     Hotel inventory and supplies                                     2,279           2,290
     Prepaid and refundable income taxes                                874           1,163
     Deferred income taxes                                              461             448
     Prepaid expenses and other current assets                        1,782           1,511
                                                                   --------        --------
           Total current assets                                      14,463          17,470

Property and equipment, net of accumulated depreciation and
     amortization of $20,911 (2000) and $18,600 (1999)              296,010         291,269

Notes receivable                                                      4,992           4,992
Acquired intangible assets - net                                      3,719           3,617
Deferred loan costs                                                   2,186           1,721
Other assets                                                          1,608           2,013
                                                                   --------        --------
TOTAL ASSETS                                                       $322,978        $321,082
                                                                   ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY Current liabilities:

     Current portion of long-term debt                             $  1,308        $  1,228
     Construction accounts payable                                    1,995           1,752
     Trade accounts payable                                           1,542           3,207
     Accrued property taxes                                             708           1,113
     Accrued wages and benefits                                         938             507
     Other accrued liabilities                                        1,296             615
     Other current liabilities                                          797             591
                                                                   --------        --------
          Total current liabilities                                   8,584           9,013

Long-term debt, excluding current portion                           101,040          97,891
Deferred income taxes                                                 2,290           2,333
Other liabilities                                                        84              84
                                                                   --------        --------
          Total liabilities                                         111,998         109,321
                                                                   --------        --------

Shareholders' equity:
     Common stock                                                       157             157
     Additional paid-in capital                                     202,250         202,250
     Retained earnings                                               19,900          19,345
                                                                   --------        --------
                                                                    222,307         221,752
       Less treasury stock, at cost                                  11,327           9,991
                                                                   --------        --------
            Shareholders' equity, net                               210,980         211,761
                                                                   --------        --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $322,978        $321,082
                                                                   ========        ========


            See accompanying notes to unaudited consolidated financial statements.

                               SUBURBAN LODGES OF AMERICA, INC.
                            Consolidated Statements of Operations
                           (in thousands, except per share amounts)

                                                                       (Unaudited)
                                                                    Three Months Ended
                                                            March 31, 2000     March 31, 1999
                                                            --------------     --------------
Revenue:
      Hotel revenues                                           $ 15,959           $ 13,333
      Franchise and other revenue                                 1,136                606
                                                               --------           --------
           Total revenue                                         17,095             13,939
                                                               --------           --------


 Operating costs and expenses:
      Hotel operating expenses                                    9,159              7,325
      Corporate operating expenses                                2,859              1,667
      Depreciation and amortization                               2,398              1,809
                                                               --------           --------
                                                                 14,416             10,801
       Gain on sale of hotel                                                        (1,145)
                                                               --------           --------
            Operating costs and expenses - net                   14,416              9,656
                                                               --------           --------

 Income from operations                                           2,679              4,283

 Other income (expense):
      Interest income                                               245                305
      Interest expense                                           (2,046)            (1,265)
      Other                                                          10
                                                               --------           --------
           Income before income taxes                               888              3,323

 Provision for income taxes                                         333              1,226
                                                               --------           --------

 Net income                                                    $    555           $  2,097
                                                               ========           ========

 Earnings per common share:
      Basic and diluted                                        $   0.04           $   0.14
                                                               ========           ========


Weighted average number of common shares outstanding:

       Basic and diluted                                         13,870             15,429
                                                               ========           ========

            See accompanying notes to unaudited consolidated financial statements.

                                        SUBURBAN LODGES OF AMERICA, INC.
                                      Consolidated Statements of Cash Flows
                                                 (in thousands)

                                                                                       (Unaudited)
                                                                                   Three Months Ended
                                                                             March 31, 2000      March 31, 1999
                                                                             --------------      --------------
OPERATING ACTIVITIES:
Net income                                                                      $    555           $  2,097
Adjustments to reconcile net income to
  net cash provided by operating activities:
  Depreciation and amortization                                                    2,398              1,809
  Gain on sale of hotel                                                                              (1,145)
  Changes in operating assets and liabilities:
     Accounts receivable                                                            (751)              (117)
     Other current assets                                                             92              2,974
     Other assets                                                                   (176)              (225)
     Trade accounts payable                                                       (1,726)              (175)
     Other current liabilities                                                       891                427
     Income taxes payable                                                                               403
     Other liabilities                                                                                   (3)
                                                                                --------           --------
          Net cash provided by operating activities                                1,283              6,045
                                                                                --------           --------

INVESTING ACTIVITIES:

     Additions to property and equipment                                          (3,502)           (12,183)
     Acquisition, net of cash acquired                                              (641)
     Increase (decrease) in construction accounts payable                            243             (5,647)
     Proceeds from sale of hotel property                                                             4,405
                                                                                --------           --------
          Net cash used by investing activities                                   (3,900)           (13,425)
                                                                                --------           --------

FINANCING ACTIVITIES:

     Proceeds from issuance of long-term debt                                      3,560             10,250
     Principal payments on long term debt                                         (2,931)            (6,803)
     Amounts borrowed under line of credit                                         5,000
     Repayment of line of credit borrowings                                       (5,000)
     Purchase of treasury stock                                                   (1,336)               (59)
     Net decrease (increase) in deferred loan costs                                 (465)                87
                                                                                --------           --------
          Net cash provided by (used by) financing activities                     (1,172)             3,475
                                                                                --------           --------


Net decrease in cash and cash equivalents                                         (3,789)            (3,905)

Cash and cash equivalents at beginning of period                                   9,862             19,178
                                                                                --------           --------

Cash and cash equivalents at end of period                                      $  6,073           $ 15,273
                                                                                ========           ========

Supplemental cash flow disclosures:

     Income taxes paid or (net refund received)                                 $    362           $ (1,932)
                                                                                ========           ========

     Interest paid, net of amounts capitalized                                  $  2,106           $  1,216
                                                                                ========           ========

                     See accompanying notes to unaudited consolidated financial statements.

                        Suburban Lodges of America, Inc.

                   Notes to Consolidated Financial Statements

                                   (Unaudited)

1.     BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements have been omitted. In the opinion of management, all adjustments that are necessary for a fair presentation of financial position and results of operations have been made. These interim financial statements should be read in conjunction with the consolidated historical financial statements and notes thereto presented in the Company's Annual Report on Form 10-K for the years ended December 31, 1999.

         All significant intercompany balances and transactions have been eliminated.

2.     LONG-TERM DEBT

         On March 31, 1999, the Company completed a $10,250,000 financing arrangement with Empire Financial Services, Inc. The financing consisted of three mortgage loans with an initial weighted average interest rate of 8.38%. The interest rates are adjustable at the end of each three-year period to rates based on prime plus an average margin of 62.5 basis points. The loan repayments aggregating $88,163 per month are based on a principal amortization period of 20 years with a final maturity of March 1, 2005 for one of the loans and March 1, 2008 for the other two loans. Three Company-owned hotels are pledged as collateral on these loans.

         On February 18, 2000, the Company executed a bank line of credit with SouthTrust Bank. The line of credit provides a revolving credit facility for amounts up to $15 million. Borrowings under the facility will bear interest, at the Company's option, at (i) the bank's prime rate or (ii) the Euro-Rate plus 275 basis points. Borrowings under the credit facility are secured by a pool of nine hotels. At March 31, 2000, there were no borrowings outstanding under the line of credit.

         On March 28, 2000, the Company completed a $2,660,000 mortgage loan agreement with Empire Financial Services, Inc. with an initial interest rate of 9.25%. The interest rate is adjustable at the end of each twelve-month period to rates based on prime plus 50 basis points. During the initial twelve-month period, the loan requires monthly payments of principal and interest totaling $24,362 based on a principal amortization period of 20 years with a final maturity of March 1, 2007. One Company-owned hotel is pledged as collateral on this loan.

3.     ACQUISITION

         On January 1, 2000, the Company acquired the remaining 50% interest in a Suburban Lodge hotel in Atlanta, Georgia owned by a joint venture in which the Company held a 50% equity position. The total purchase price of $3,260,000, including transaction related expenses, consisted of cash of $660,000 and the assumption of a $2,600,000 mortgage note. The note was repaid on February 18, 2000.

         The acquisition was treated as a purchase; accordingly, operations of the acquired company are included in the unaudited consolidated statement of operations commencing on the acquisition date. The Company's allocation of purchase price to assets acquired and liabilities assumed was as follows (in thousands):


                    Property and equipment               $ 3,550
                    Acquired intangible assets               189
                    Other assets                             185
                                                         -------
                    Total assets                           3,924
                    Notes payable                         (2,600)
                    Other liabilities                        (83)
                                                         -------
                    Net assets acquired                    1,241
                    Less:
                    Prior equity investment                 (581)
                    Cash received                            (19)
                                                         -------
                    Purchase price, net of cash          $   641
                                                         =======

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

         Summarized financial information concerning the Company's reportable segments is shown in the following tables (in thousands):

                                                                        Corporate and
                                             Hotel       Franshising       Support
                                           Operations    Operations        Services    Total
                                       -----------------------------------------------------
Quarter ended March 31, 2000
Revenues from external customers           $ 15,959         $ 786          $ 350     $ 17,095
Intersegment revenues                                         635            926        1,561
Depreciation and amortization                 2,147            85            166        2,398
Net operating income (loss)                   3,220            (1)          (540)       2,679

Quarter ended March 31, 1999
Revenues from external customers           $ 13,333         $ 383          $ 223     $ 13,939
Intersegment revenues                                         536            668        1,204
Depreciation and amortization                 1,702             3            104        1,809
Net operating income (loss)                   3,103           432           (397)       3,138


         The following table provides a reconciliation of total segment net operating income to the Company's reported income before income taxes (in thousands):

          Quarter Ended March 31,                       2000         1999
                                                        ----         ----

          Total segment net operating income          $ 2,679       $ 3,138
          Interest income                                 245           305
          Gain on sale of hotel                                       1,145
          Interest expense                             (2,046)       (1,265)
          Other                                            10
                                                      -------       -------
          Income before income taxes                  $   888       $ 3,323
                                                      =======       =======


         All of the Company's revenues are derived in the United States of America. No single external customer accounts for ten percent or more of the Company's total revenue.

7.     RELATED PARTY TRANSACTIONS

         During 1998, the Company entered into a joint venture to develop a Suburban Lodge hotel in Atlanta, Georgia, investing $200,000 for a 25% equity position. A non-employee director of the Company also owned a 25% equity position in this venture. In December 1998, the Company acquired an option to purchase the director's interest in this venture for a total consideration of $300,000, including the amount paid for the option ($230,000). On August 1, 1999, the Company exercised its option to purchase the director's interest. The hotel owned by the venture opened in May 1999. In January 2000, the Company purchased the remaining 50% interest in this hotel from the unaffiliated owners. See
         Note 3 for more information regarding this purchase.

8.     RECLASSIFICATIONS

         Certain prior year amounts have been reclassified to conform to the current year presentation.

PART I, ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS


COMPARISON  OF THE QUARTER  ENDED MARCH 31, 2000 TO THE QUARTER  ENDED MARCH 31,
1999

Hotel revenues increased by $2.7 million, or 20%, from $13.3 million in 1999 to $16.0 million in 2000. The largest portion ($1.7 million) of the increase was attributed to the nine hotels opened by the Company during 1999 and operated for the full quarter ended March 31, 2000. The Company opened one hotel and acquired one hotel during the quarter ended March 31, 2000. These two hotels accounted for $0.5 million of the increase. Fifty-two hotels that operated for the full quarter in both 1999 and 2000 accounted for $0.6 million of the increase in hotel revenues. These fifty-two hotels increased their combined Average Weekly Rate (AWR) by 4%, from $186.85 in 1999 to $194.06 in 2000. Occupancies at these hotels declined from 75.3% in 1999 to 74.0% in 2000, while Weekly Revenue per Available Room (RevPAR) increased 2%, from $139.48 in 1999 to $142.72 in 2000. For all Company-owned hotels, AWR increased to $196.80 in 2000 from $188.32 in 1999, occupancy was approximately flat at 73.8% in 2000 compared to 74.0% in 1999, and weekly RevPAR increased to $144.44 in 2000 from $138.10 in 1999.

The increases contributed by these three groups of hotels were offset by a $0.2 million decrease in hotel revenues in a hotel that was owned and operated by the Company until sold to a franchisee in February 1999.

Franchise and other revenues increased by $0.5 million, or 87%, to $1.1 million in 2000. The largest portion ($0.3 million) of the increase was attributable to franchise fees and royalties for the GuestHouse International brand, which was acquired on June 1, 1999. Franchise fees for the Suburban Lodge hotel brand increased $0.1 million due to the larger number of franchised locations open during the first quarter of 2000. At March 31, 2000, 49 franchised Suburban Lodge hotels were operating as compared with 37 at March 31, 1999. Another $0.1 million of the increase was the result of increased management fees. At March 31, 2000, the Company managed 20 hotels for its franchisees, including one hotel that was in the process of conversion to a Suburban Lodge hotel. At March 31, 1999, the Company managed 15 hotels for its franchisees.

Hotel operating expenses increased approximately $1.8 million, or 25%, from $7.3 million in 1999 to $9.2 million in 2000. The fifty-two hotels that operated the full quarter in both 1999 and 2000 accounted for $0.9 million of the increase. The nine hotels opened by the Company during 1999 and operated for the full quarter ended March 31, 2000 accounted for $0.7 million of the increases, while the two hotels that opened or were acquired by the Company during the quarter ended March 31, 2000 accounted for $0.2 million of the increase in hotel operating expense.

Corporate operating expenses increased $1.2 million or 72% from $1.7 million in 1999 to $2.9 million in 2000. Of this increase, approximately $0.5 million was attributable to operating expenses incurred by GuestHouse International. Additionally, the amount of corporate overhead that was project-related, and is therefore capitalized as land-acquisition or hotel-construction cost, was $0.3 million less in 2000 than in 1999. Excluding the incremental impact on reported operating expenses of GuestHouse International and lower capitalization of project-related expenses, corporate operating expenses in the quarter ended March 31, 2000 increased by $0.4 million, or 19%, over such amounts for the 1999 quarter. The primary reasons for such increase were $0.2 million for additional staffing needed to support the growth of the business and $0.1 million for increased rent for the Corporate headquarters.

Depreciation and amortization increased by $0.6 million, or 33%, from $1.8 million in 1999 to $2.4 million in 2000. Of this increase, $0.1 million was attributable to leasehold improvements and equipment at the corporate headquarters. Hotel properties accounted for $0.4 million of the increase. In addition, $0.1 million was attributable to amortization of certain intangible assets (franchise contract rights and goodwill) recognized in connection with the GuestHouse International acquisition.

The nine hotels opened by the Company during 1999 accounted for $0.3 million of the increase in depreciation and amortization for hotel properties while the fifty-two hotels that operated for the full quarter in both 1999 and 2000 accounted for $0.1 million of the increase.

Interest expense, net of interest capitalized of $0.2 million and $0.8 million in 2000 and 1999 respectively, was $2.0 million in 2000 and $1.3 million in 1999. The increase in total interest charges incurred was due to higher levels of debt outstanding.

Seasonality
-----------

Following their initial ramp-up, the Company's hotels typically experience lower average occupancy rates and total revenues in the first and fourth calendar quarters of each year.

Liquidity and Capital Resources
-------------------------------

From May 29, 1996, the date of the Company's initial public offering (the "IPO"), through December 31, 1998, the Company pursued a strategy of growing principally through hotel development. Accordingly, the number of Company-owned hotels grew from eight at May 29, 1996 to 53 at December 31, 1998. Capital spending during this period exceeded $200 million and the principal sources of capital included the proceeds from the 1996 IPO and two subsequent public equity offerings during 1997, borrowings under a bank credit facility and operating cash flow.

During the latter portion of 1998, the Company revised its debt strategy to emphasize more traditional longer-term mortgages to fund the construction of hotels rather than relying on bank lines of credit with shorter final maturities. The Company plans to use its shorter term bank revolving credit facility to fund special projects, repurchase shares of its outstanding common stock and meet operating cash needs as necessary.

On February 18, 2000, the Company executed a bank line of credit with SouthTrust Bank. The line of credit provides a revolving credit facility for amounts up to $15 million. Borrowings under the facility will bear interest, at the Company's option, at (i) the bank's prime rate or (ii) the Euro-Rate plus 275 basis points. Borrowings under the credit facility are secured by a pool of nine hotels. At March 31, 2000, there were no borrowings outstanding under the line of credit.

On March 28, 2000, the Company completed a $2,660,000 mortgage loan agreement with Empire Financial Services, Inc. with an initial interest rate of 9.25%. The interest rate is adjustable at the end of each twelve-month period to rates based on prime plus 50 basis points. During the initial twelve-month period, the loan requires monthly payments of principal and interest totaling $24,362 based on a principal amortization period of 20 years with a final maturity of March 1, 2007. One Company-owned hotel is pledged as collateral on this loan.

At March 31, 2000, the Company had approximately $102.3 million outstanding under long-term mortgage loan arrangements, including amounts classified as current maturities of long-term debt at that date. In the aggregate, these loans require monthly principal and interest payments of $821,000. The final maturities on these loans range from March 1, 2005 to July 1, 2009.

The Company has been authorized by its Board of Directors to repurchase up to 3,000,000 shares of its outstanding common stock. As of March 31, 2000, the Company had purchased a total of 2,018,100 shares at a cost of $11,327,000.

At March 31, 2000, the Company had three hotels under construction which are expected to open during 2000. The cash to fund the construction of these hotels will be provided from construction loans. The Company had also begun development of a fourth hotel that it presently expects to fund with a combination of line of credit borrowings and cash generated by operations.

In the future, the Company expects its cash requirements to be met by funds generated from operations, occasional sales of its hotel properties, construction loans made to build out certain of its unimproved sites and borrowings under its bank line of credit.

Recent Accounting Pronouncements
--------------------------------

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which was modified by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company plans to adopt SFAS 133 beginning in the first quarter of 2001, and does not presently expect such adoption to have any effect on the Company's financial statements at that time.

Forward Looking Statements
--------------------------

Certain statements in this Quarterly Report on Form 10-Q constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are generally identified by words such as "expects," "believes," "anticipates," etc., and involve known and unknown risks, uncertainties and other factors which may cause the actual results, performances or achievements of the Company to be materially different from the expectation expressed or implied in such statements. Such factors include, among other things, uncertainty as to economic conditions and interest rates, consumer demand for extended stay and other forms of lodging, the level of competition in the extended stay and other lodging markets, financial markets, development efficiencies, weather delays, zoning delays, the Company's financial condition, and its ability to maintain operational and financial systems to manage the rapid growth it has experienced.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to changes in interest rates primarily as a result of its borrowing activities.

At December 31, 1999, the Company had debt outstanding totaling $99.1 million. Approximately $74.7 million of this amount was represented by mortgage loans with an interest rate of 8.25% that is fixed until the debt matures on January 1, 2009. Another $13.6 million was represented by mortgage loans with an interest rate of 8.8% that is fixed until the debt matures on July 1, 2009. An additional $10.1 million was represented by three mortgage loans with an initial weighted average interest rate of 8.38%. The rates on all three loans automatically adjust to an average rate of 0.625% over the prime rate on April 1, 2002. The rates will remain fixed at this newly-adjusted rate until April 1, 2005, at which time one of the loans will mature and the other two will re-adjust based on the then-current prime interest rate. These remaining two loans will mature on April 1, 2008.

During the quarter ended March 31, 2000, the Company issued additional debt of $3.6 million. Of this amount, $2.7 million was represented by a mortgage loan with an initial interest rate of 9.25%. The rate on this loan automatically adjusts to a rate of 0.5% over the prime rate on April 1, 2001 and on April 1 of each subsequent year until the debt matures on March 1, 2007. An additional $0.9 million represents borrowings made on a construction loan with an interest rate of 8.75%.

Except for reductions in the loan balances resulting from scheduled amortizing payments, the Company presently intends to hold all of the loans described above until their scheduled maturities. Accordingly, a change in market interest rates is not expected to impact the cost of these obligations until April 1, 2001.

On February 18, 2000, the Company executed a bank line of credit with SouthTrust Bank. The line of credit provides a revolving credit facility for amounts up to $15 million. Borrowings under the facility will bear interest, at the Company's option, at (i) the bank's prime rate or (ii) the Euro-Rate plus 275 basis points. At March 31, 2000, there were no borrowings outstanding under the line of credit. Fluctuations in short term interest rates will have an immediate impact on the cost of funds borrowed under this arrangement.

The Company's cash and cash equivalents are short-term and highly-liquid investments with original maturities of three months or less. Accordingly, a change in market interest rates has a nearly immediate effect on interest earned by the Company on its invested cash. For the foreseeable future, the Company reasonably expects that its average invested cash balance will approximate $4.0 million. Accordingly, each one percent change in market interest rates will change interest income by approximately $40,000 on an annual basis.

PART II. OTHER INFORMATION AND SIGNATURES

Item 1.  Legal Proceedings
         -----------------

         None

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

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

                                            Suburban Lodges of America, Inc.


Date:  May 15, 2000                         By:  /s/ Paul A. Criscillis, Jr.
       ------------                              ---------------------------
                                                     Paul A. Criscillis, Jr.
                                                     Vice President and Chief
                                                     Financial Officer


Date:  May 15, 2000                         By: /s/ Robert E. Schnelle
       -------------                            ----------------------
                                                    Robert E. Schnelle
                                                    Vice President and Treasurer
                                                    (Chief Accounting Officer)