Form 10-Q
period 2000-06-30
SUBURBAN LODGES OF AMERICA INC
filed 2000-08-14
CIK 1011449

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)
/ X /               QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                       OR

/    /           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                         OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission File Number: 0-28108

                        Suburban Lodges of America, Inc.
                        --------------------------------
                          (Exact Name of registrant as
                           specified in its charter)

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


         Number of shares of Common Stock, $.01 par value, outstanding as of August 4, 2000:

                                   12,513,070

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                Suburban Lodges of America, Inc.
                                   Consolidated Balance Sheets
                                         (in thousands)

                                                                  (Unaudited)
                                                                     June 30,      December 31,
                                                                       2000           1999
                                                                    --------       ------------
 ASSETS:
 Current assets:
      Cash and cash equivalents                                     $  5,015        $  9,862
       Accounts receivable, net of reserves of
           $375 (2000) and $191 (1999)                                 1,674           1,852
      Hotel inventory and supplies                                     2,537           2,290
      Prepaid and refundable income taxes                                 29           1,163
      Deferred income taxes                                              461             448
      Prepaid expenses and other current assets                        1,989           1,511
                                                                    --------        --------
            Total current assets                                      11,705          17,126

 Property and equipment, net of accumulated depreciation and
           amortization of $23,232 (2000) and $18,600 (1999)         295,383         291,269

 Notes receivable HotelTools, Inc.                                     3,570             344
 Other notes receivable                                                4,972           4,992
 Acquired intangible assets                                            3,635           3,617
 Deferred loan costs                                                   2,161           1,721
 Other assets                                                          1,757           2,013
                                                                    --------        --------
 TOTAL ASSETS                                                       $323,183        $321,082
                                                                    ========        ========


 LIABILITIES AND SHAREHOLDERS' EQUITY:
 Current liabilities:
      Current portion of long-term debt                             $  1,311        $  1,228
      Construction accounts payable                                      729           1,752
      Trade accounts payable                                           1,264           3,207
      Accrued property taxes                                           1,121           1,113
      Accrued wages and benefits                                       1,495             507
      Other accrued liabilities                                        1,438             615
      Other current liabilities                                          731             591
                                                                    --------        --------
           Total current liabilities                                   8,089           9,013

 Long-term debt, excluding current portion                           104,032          97,891
 Deferred income taxes                                                 2,290           2,333
 Other liabilities                                                       163              84
                                                                    --------        --------
           Total liabilities                                         114,574         109,321
                                                                    --------        --------

 Shareholders' equity:
      Common stock                                                       157             157
      Additional paid-in capital                                     202,280         202,250
      Retained earnings                                               22,006          19,345
                                                                    --------        --------
                                                                     224,443         221,752
      Less treasury stock, at cost                                    15,834           9,991
                                                                    --------        --------
           Shareholders' equity, net                                 208,609         211,761
                                                                    --------        --------

 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY:                        $323,183        $321,082
                                                                    ========        ========

          See accompanying notes to consolidated financial statements.

                                           Suburban Lodges of America, Inc
                                        Consolidated Statements of Operations
                                      (in thousands, except per share amounts)

                                                             (Unaudited)                      (Unaudited)
                                                         Three Months Ended                Six  Months Ended
                                                  June 30, 2000    June 30, 1999    June 30, 2000    June 30, 1999
                                                  -------------    -------------    -------------    --------------
 REVENUE:
      Hotel revenue                                  $ 18,072         $ 15,904         $ 34,031         $ 29,237
      Franchise and other revenue                       1,202              906            2,338            1,512
                                                     --------         --------         --------         --------
         Total revenue                                 19,274           16,810           36,369           30,749
                                                     --------         --------         --------         --------


 OPERATING COSTS AND EXPENSES:
      Hotel operating expenses                          9,238            7,976           18,397           15,301
      Corporate operating expenses                      2,732            1,733            5,591            3,400
      Depreciation and amortization                     2,405            1,992            4,803            3,801
                                                     --------         --------         --------         --------
                                                       14,375           11,701           28,791           22,502
      Reserve for loss on property sale                   545                               545
      Gains realized on property sales                    (68)                              (68)          (1,145)
                                                     --------         --------         --------         --------
           Operating costs and expenses - net          14,852           11,701           29,268           21,357
                                                     --------         --------         --------         --------

 INCOME FROM OPERATIONS                                 4,422            5,109            7,101            9,392

 OTHER INCOME (EXPENSE):
      Interest income                                     189              337              434              642
      Interest expense                                 (2,088)          (1,493)          (4,134)          (2,758)
      Proceeds from legal settlement                      842                               842
      Other                                                 5              184               15              184
                                                     --------         --------         --------         --------
         Income before income taxes                     3,370            4,137            4,258            7,460
 Provision for income taxes                             1,264            1,572            1,597            2,798
                                                     --------         --------         --------         --------

 NET INCOME                                          $  2,106         $  2,565         $  2,661         $  4,662
                                                     ========         ========         ========         ========

EARNINGS PER COMMON SHARE:
    Basic and diluted                                $   0.16         $   0.17         $   0.20         $   0.30
                                                     ========         ========         ========         ========


WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES OUTSTANDING:
    Basic and diluted                                  13,335           15,398           13,603           15,414
                                                     ========         ========         ========         ========


                            See accompanying notes to consolidated financial statements.

                                          Suburban Lodges of America, Inc.
                                        Consolidated Statements of Cash Flows
                                                   (in thousands)

                                                                                    (Unaudited)
                                                                                 Six Months Ended
                                                                         June 30, 2000     June 30, 1999
                                                                         -------------     -------------
Operating activities:
Net income                                                                  $  2,661           $  4,662
Adjustments to reconcile net income to
  net cash provided by operating activities:
  Depreciation and amortization                                                4,803              3,801
  Deferred income taxes                                                            1                587
  Stock compensation                                                              30                 19
  Gains realized on property sales                                               (68)            (1,145)
  Reserve for loss on property sale                                              545
  Changes in operating assets and liabilities - net of the effects of acquisitions:
     Accounts receivable                                                         225               (148)
     Other current assets                                                        471              2,146
     Other assets                                                             (3,531)              (307)
     Trade accounts payable                                                   (2,004)            (1,958)
     Income taxes payable                                                                           162
     Other current liabilities                                                 1,937              1,494
     Other liabilities                                                            79                 (3)
                                                                            --------           --------
          Net cash provided by operating activities                            5,149              9,310
                                                                            --------           --------

Investing activities:
     Additions to property and equipment                                      (5,903)           (20,110)
     Proceeds from sale of hotel property                                        230              4,405
     Acquisitions, net of cash acquired                                         (641)            (1,448)
     Decrease in construction accounts payable                                (1,023)            (4,040)
                                                                            --------           --------
          Net cash used by investing activities                               (7,337)           (21,193)
                                                                            --------           --------

Financing activities:
     Proceeds from issuance of long-term debt                                  5,904             23,950
     Principal payments on long-term debt                                     (3,280)            (7,077)
     Amounts borrowed under line of credit                                     6,000
     Repayment of line of credit borrowings                                   (5,000)
     Purchase of treasury stock                                               (5,843)            (1,980)
     Net increase in deferred loan costs                                        (440)               (92)
                                                                            --------           --------
          Net cash provided by (used by) financing activities                 (2,659)            14,801
                                                                            --------           --------

Net increase (decrease) in cash and cash equivalents                          (4,847)             2,918

Cash and cash equivalents at beginning of period                               9,862             19,178
                                                                            --------           --------

Cash and cash equivalents at end of period                                  $  5,015           $ 22,096
                                                                            ========           ========

Supplemental information:

Interest paid net of interest capitalized                                   $  4,219           $  2,684
                                                                            ========           ========
Income taxes paid (net refund received)                                     $    472           $   (564)
                                                                            ========           ========

                            See accompanying notes to consolidated financial statements.

                        Suburban Lodges of America, Inc.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)



1.     BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements have been omitted. In the opinion of management, all adjustments that are necessary for a fair presentation of financial position and results of operations have been made. These interim financial statements should be read in conjunction with the consolidated historical financial statements and notes thereto presented in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

         On February 18, 2000, the Company executed a bank line of credit with SouthTrust Bank. The line of credit provides a revolving credit facility for amounts up to $15 million. Borrowings under the facility will bear interest, at the Company's option, at (i) the bank's prime rate or (ii) the Euro-Rate plus 275 basis points. Borrowings under the credit facility are secured by a pool of nine hotels. At June 30, 2000, there were borrowings of $1,000,000 outstanding under the line of credit.

         On June 7, 1999, the Company completed a $13,700,000 mortgage loan arrangement with Finova Realty Capital Corporation at a fixed interest rate of 8.8%. The loan requires monthly payments of principal and interest totaling approximately $113,100 based on a 25-year amortization schedule with a final maturity of July 1, 2009. A total of five Company-owned hotels are pledged as collateral on this loan.

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

3.  ACQUISITIONS

         On January 1, 2000, the Company acquired the remaining 50% interest in a Suburban Lodge hotel in Atlanta, Georgia (the "2000 Acquisition") owned by a joint venture in which the Company held a 50% equity position. The total purchase price of $3,260,000, including transaction related expenses, consisted of cash of $660,000 and the assumption of a $2,600,000 mortgage note. The note was repaid on February 18, 2000.

         On June 1, 1999, the Company, through a wholly-owned subsidiary, GuestHouse International Franchise Systems, Inc. ("GuestHouse"), completed the acquisition of assets from GuestHouse International LLC (the "1999 Acquisition"). GuestHouse is a franchisor of mid-scale lodging facilities under the names GuestHouse International Inns, Hotels and Suites. The total purchase price of $3,525,000, including transaction related expenses, consisted of cash of $1,481,000 and 300,000 shares of the Company's common stock with a market value of $2,044,000.

         The acquisitions described in the preceding two paragraphs were treated as purchases; accordingly, operations of the acquired companies are included in the unaudited consolidated statements of operations commencing on the dates of acquisition. The Company's allocation of purchase price to assets acquired and liabilities assumed was as follows (in thousands):

                                                     The 2000        The 1999
                                                    Acquistion     Acquisition

               Property and equipment               $ 3,550
               Acquired intangible assets               189           $ 3,633
               Other assets                             185                90
                                                    -------           -------
               Total assets                           3,924             3,723
               Notes payable                         (2,600)
               Other liabilities                        (83)             (198)
                                                    -------           -------
               Net assets acquired                    1,241             3,525
               Less:
               Prior equity investment                 (581)
               Cash received                            (19)
                                                    -------           -------
               Purchase price, net of cash          $   641           $ 3,525
                                                    =======           =======

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

6.     SEGMENT AND RELATED INFORMATION

         The Company operates in three reportable business segments: hotel operations, franchising operations and corporate and support services. The Company evaluates the performance of its operating segments based on net operating income, which is defined as income before income taxes, nonrecurring items, interest income, interest expense, gains on sales of property and other nonoperating income.

         Summarized financial information concerning the Company's reportable segments is shown in the following tables (in thousands):

                                              Hotel       Franchising      Corporate      Total
                                            Operations     Operations     and Support
                                                                           Services
                                            ------------------------------------------------------
     Quarter ended June 30, 2000
     Revenues from external customers        $18,072        $   904        $   298         $19,274
     Intersegment revenues                                      725            903           1,628
     Depreciation and amortization             2,154             85            166           2,405
     Net operating income (loss)               5,051              4           (156)          4,899

     Quarter ended June 30, 1999
     Revenues from external customers        $15,904        $   549        $   357         $16,810
     Intersegment revenues                                      634            794           1,428
     Depreciation and amortization             1,821             41            130           1,992
     Net operating income (loss)               4,679            622           (145)          5,156

     Six months ended June 30, 2000
     Revenues from external customers        $34,031        $ 1,690        $   648         $36,369
     Intersegment revenues                                    1,360          1,701           3,061
     Depreciation and amortization             4,301            170            332           4,803
     Net operating income (loss)               8,271              3           (696)          7,578

     Six months ended June 30, 1999
     Revenues from external customers        $29,237        $   932        $   580         $30,749
     Intersegment revenues                                    1,170          1,462           2,632
     Depreciation and amortization             3,522             44            235           3,801
     Net operating income (loss)               7,783          1,065           (463)          8,385


         The following table provides a reconciliation of total segment net operating income to the Company's reported income before income taxes (in thousands):

                                                Quarter ended  June 30         Six months ended June 30
                                               ------------------------        ------------------------
                                                 2000            1999             2000          1999
                                                 ----            ----             ----          ----
     Total segment net operating income        $ 4,899         $ 5,156         $ 7,578         $ 8,385
     Interest income                               189             337             434             642
     Gains realized on property sales               68                              68           1,145
     Proceeds from legal settlement                842                             842
     Other nonoperating income                       5             184              15             184
     Interest expense                           (2,088)         (1,493)         (4,134)         (2,758)
     Reserve for loss on property sale            (545)                           (545)
     Site acquisition cancellation costs                           (47)                           (138)
                                               -------         -------         -------         -------
     Income before income taxes                $ 3,370         $ 4,137         $ 4,258         $ 7,460
                                               =======         =======         =======         =======

         All of the Company's revenues are derived in the United States of America. No single external customer accounts for ten percent or more of the Company's total revenue.


7.     RELATED PARTY TRANSACTIONS

         In the fall of 1999, the Company licensed to HotelTools, Inc. the use of its proprietary hotel management and reservation systems and Hoteltools, Inc. assumed the costs of the continued maintenance and development of these systems. As of June 30, 2000, the Company had notes receivable of $3,570,000 from HotelTools, Inc. for loans made to HotelTools to fund their operations. The loans are payable on demand and bear interest at a rate of 7% per annum. In exchange for the loans the Company received from HotelTools, Inc., a stock purchase warrant to purchase up to 20 million shares of HotelTools, Inc. common stock at a nominal price. David E. Krischer, the Company's Chief Executive Officer, is a member of the Board of Directors of HotelTools, Inc.

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

PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


COMPARISON OF THE QUARTER ENDED JUNE 30, 2000 TO THE QUARTER ENDED JUNE 30, 1999

Hotel revenues increased by $2.2 million, or 14%, from $15.9 million in 1999 to $18.1 million in 2000. The largest portion ($1.3 million) of the increase was attributed to the six hotels opened or acquired by the Company between April 1, 1999 and March 31, 2000 and operated for the full quarter ended June 30, 2000. The Company opened one hotel during the quarter ended June 30, 2000. This hotel accounted for $0.1 million of the increase. Fifty-seven hotels that operated for the full quarter in both 1999 and 2000 accounted for $0.7 million of the increase in hotel revenues. These fifty-seven hotels increased their combined Average Weekly Rate (AWR) by 2%, from $190.33 in 1999 to $194.68 in 2000. Occupancies at these hotels increased from 81.4% in 1999 to 82.2% in 2000, while Weekly Revenue per Available Room (RevPAR) increased 4%, from $154.43 in 1999 to $160.22 in 2000. For all Company-owned hotels, AWR increased to $196.62 in 2000 from $191.42 in 1999, occupancy increased to 81.7% in 2000 compared to 80.5% in 1999, and weekly RevPAR increased to $160.64 in 2000 from $153.36 in 1999.

Franchise and other revenues increased by $0.3 million, or 33%, to $1.2 million in 2000. The largest portion ($0.3 million) of the increase was attributable to incremental franchise fees and royalties for the GuestHouse International brand, which was acquired on June 1, 1999. Franchise fees for the Suburban Lodge hotel brand increased $0.1 million due to the larger number of franchised locations open during the second quarter of 2000. At June 30, 2000, 52 franchised Suburban Lodge hotels were operating as compared with 43 at June 30, 1999. Other revenues declined $0.1 million primarily because the Company earned no development or construction revenue in the current year quarter compared to $64,000 earned in the prior year quarter.

Hotel operating expenses increased approximately $1.3 million, or 16%, from $8.0 million in 1999 to $9.2 million in 2000. The fifty-seven hotels that operated the full quarter in both 1999 and 2000 accounted for $0.6 million of the increase. The six hotels opened or acquired by the Company between April 1, 1999 and March 31, 2000 and operated for the full quarter ended June 30, 2000 accounted for $0.6 million of the increases, while the one hotel that was opened by the Company during the quarter ended June 30, 2000 accounted for $0.1 million of the increase in hotel operating expense.

Corporate operating expenses increased $1.0 million or 58% from $1.7 million in 1999 to $2.7 million in 2000. Of this increase, approximately $0.6 million was attributable to incremental operating expenses incurred by GuestHouse International. Additionally, the amount of corporate overhead that was project-related, and is therefore capitalized as land-acquisition or hotel-construction cost, was $0.1 million less in 2000 than in 1999. Excluding the incremental impact on reported operating expenses of GuestHouse International and lower capitalization of project-related expenses, corporate operating expenses in the quarter ended June 30, 2000 increased by $0.3 million, or 12%, over such amounts for the 1999 quarter. The primary reasons for such increase were $0.2 million for additional staffing needed to support the growth of the Company's franchising business and $0.1 million for increased rent for the Corporate headquarters.

Depreciation and amortization increased by $0.4 million, or 21%, from $2.0 million in 1999 to $2.4 million in 2000. Hotel properties accounted for $0.3 million of the increase. In addition, $0.1 million was attributable to leasehold improvement and equipment at the corporate headquarters and amortization of certain intangible assets (franchise contract rights and goodwill) recognized in connection with the GuestHouse International acquisition in June 1999 and the hotel acquisition during the quarter ended March 31, 2000.

The six hotels opened or acquired by the Company between April 1, 1999 and March 31, 2000 accounted for $0.2 million of the increase in depreciation and amortization for hotel properties while the fifty-seven hotels that operated for the full quarter in both 1999 and 2000 accounted for $0.1 million of the increase.

The reserve for loss on property sale recorded in the current year quarter represents the write-down of an undeveloped site that the Company expects to sell at a $545,000 pre-tax loss.

Interest expense, net of interest capitalized of $0.2 million and $0.5 million in 2000 and 1999 respectively, was $2.1 million in 2000 and $1.5 million in 1999. The increase in total interest charges incurred was due primarily to higher levels of debt outstanding.

The proceeds from legal settlement of $842,000 recorded in the current year quarter represents amounts received in settlement of a claim for lost profits associated with an abandoned development project.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2000 TO THE SIX MONTHS ENDED JUNE 30, 1999

Hotel revenues increased by $4.8 million, or 16%, from $29.2 million in 1999 to $34.0 million in 2000. The largest portion ($2.8 million) of the increase was attributed to the nine hotels opened by the Company during 1999 and operated for the full six-month period ended June 30, 2000. The Company opened two hotels and acquired one hotel during the six-month period ended June 30, 2000. These three hotels accounted for $1.1 million of the increase. Fifty-two hotels that operated for the full six-month period in both 1999 and 2000 also accounted for $1.1 million of the increase in hotel revenues. These fifty-two hotels increased their combined Average Weekly Rate (AWR) by 3%, from $187.99 in 1999 to $193.82 in 2000. Occupancies at these hotels declined from 79.0% in 1999 to 78.1% in 2000, while Weekly Revenue per Available Room (RevPAR) increased 2%, from $147.83 in 1999 to $151.08 in 2000. For all Company-owned hotels, AWR increased to $196.62 in 2000 from $190.02 in 1999, occupancy increased to 77.8% in 2000 compared to 77.4% in 1999, and weekly RevPAR increased to $152.59 in 2000 from $145.97 in 1999.

The increases contributed by these three groups of hotels were offset by a $0.2 million decrease in hotel revenues in a hotel that was owned and operated by the Company until sold to a franchisee in February 1999.

Franchise and other revenues increased by $0.8 million, or 55%, to $2.4 million in 2000. The largest portion ($0.5 million) of the increase was attributable to incremental franchise fees and royalties for the GuestHouse International brand, which was acquired on June 1, 1999. Franchise fees for the Suburban Lodge hotel brand increased $0.2 million due to the larger number of franchised locations open during the first six months of 2000. At June 30, 2000, 52 franchised Suburban Lodge hotels were operating as compared with 43 at June 30, 1999. Another $0.1 million of the increase was the result of increased management fees. At June 30, 2000, the Company managed 13 hotels for its franchisees compared to 20 hotels at June 30, 1999. The decline in the number of managed hotels was due to decisions by one franchise group to start a management company to manage its four Suburban Lodge hotels and other properties, and by another franchise group to move the management of two of its Suburban Lodge hotels to an independent management company. Also one of the hotels managed by the Company during the prior year quarter was acquired by the Company during the first quarter of 2000.

Hotel operating expenses increased approximately $3.1 million, or 20%, from $15.3 million in 1999 to $18.4 million in 2000. The fifty-two hotels that operated the full six-month period in both 1999 and 2000 accounted for $1.4 million of the increase. The nine hotels opened by the Company during 1999 and operated for the full six-month period ended June 30, 2000 accounted for $1.1 million of the increase, while the three hotels that opened or were acquired by the Company during the six-month period ended June 30, 2000 accounted for $0.6 million of the increase in hotel operating expense.

Corporate operating expenses increased $2.2 million or 64% from $3.4 million in 1999 to $5.6 million in 2000. Of this increase, approximately $1.1 million was attributable to incremental operating expenses incurred by GuestHouse International. Additionally, the amount of corporate overhead that was project-related, and is therefore capitalized as land-acquisition or hotel-construction cost, was $0.4 million less in 2000 than in 1999. Excluding the incremental impact on reported operating expenses of GuestHouse International and lower capitalization of project-related expenses, corporate operating expenses for the six-month period ended June 30, 2000 increased by

$0.7 million, or 16%, over such amounts for the 1999 six-month period. The primary reasons for such increase were $0.5 million for additional staffing needed to support the growth of the business and $0.2 million for increased rent for the Corporate headquarters.

Depreciation and amortization increased by $1.0 million, or 26%, from $3.8 million in 1999 to $4.8 million in 2000. Hotel properties accounted for $0.8 million of the increase. In addition, $0.2 million was attributable to leasehold improvements and equipment at the corporate headquarters and amortization of certain intangible assets (franchise contract rights and goodwill) recognized in connection with the GuestHouse International acquisition in June 1999 and the hotel acquisition during the current year six-month period.

The nine hotels opened by the Company during 1999 accounted for $0.4 million of the increase in depreciation and amortization for hotel properties. The fifty-two hotels that operated for the full six-month period in both 1999 and 2000 accounted for $0.3 million of the increase while the three hotels opened or acquired by the Company during the current year six-month period accounted for $0.1 million of the increase.

The reserve for loss on property sale recorded in the current year six-month period represents the write-down of an undeveloped site that the Company expects to sell at a $545,000 pre-tax loss.

During the first quarter of 1999, the Company sold a hotel resulting in a pre-tax gain of approximately $1,145,000. The hotel continues to operate as a Suburban Lodge under franchise and management agreements that generate franchise and management fee income for the Company.

Interest expense, net of interest capitalized of $0.4 million and $1.2 million in 2000 and 1999 respectively, was $4.1 million in 2000 and $2.8 million in 1999. The increase in total interest charges incurred was due primarily to higher levels of debt outstanding.

The proceeds from legal settlement of $842,000 recorded in the current year six-month period represents amounts received in settlement of a claim for lost profits associated with an abandoned development project.

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

On February 18, 2000, the Company executed a bank line of credit with SouthTrust Bank. The line of credit provides a revolving credit facility for amounts up to $15 million. Borrowings under the facility will bear interest, at the Company's option, at (i) the bank's prime rate or (ii) the Euro-Rate plus 275 basis points. Borrowings under the credit facility are secured by a pool of nine hotels. At June 30, 2000, there were borrowings of $1,000,000 outstanding under the line of credit.

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

At June 30, 2000, the Company had approximately $105.3 million outstanding under long-term mortgage loan arrangements, including amounts classified as current maturities of long-term debt at that date. In the aggregate, these loans require monthly principal and interest payments of $850,000. The final maturities on these loans range from February 1, 2005 to July 1, 2009.

In the fall of 1999, the Company licensed to HotelTools, Inc. the use of its proprietary hotel management and reservation systems, and at that time
HotelTools assumed the costs of the continued maintenance and development of these systems. HotelTools intends to market the fully developed systems, including an eCommerce procurement system, to hotel, owners and operators, including Suburban Lodges. The Chief Executive Officer and sole shareholder of HotelTools, Inc. is Seth Christian, the former Vice President of Operations of Suburban Lodges of America, Inc. and President of Suburban Management, Inc.
Officers of the Company own options pursuant to which they are entitled to acquire common stock of HotelTools, Inc.

As of the June 30, 2000, the Company had loaned HotelTools, Inc. $3,570,000, and, if no additional funding is secured by HotelTools, the Company expects that its loans will aggregate approximately $7.5 million by December 31, 2000. The Company anticipates that, without other funding from third parties, it will make advances to HotelTools through June 30, 2001. The loans are payable on demand, and bear interest at an annual rate of 7.0%. In exchange for the loans, the Company received from HotelTools, Inc. a stock purchase warrant to purchase up to 20 million shares of the common stock of HotelTools at a nominal cost.
Although such shares would constitute in excess of 99% of the equity of HotelTools based on its present capitalization, HotelTools is actively seeking equity investors, and it is expected that the Company's potential ownership through the exercise of its warrant will be reduced when such additional equity funding is secured. In the event HotelTools is unable to repay the loans, the Company would recognize a loss up to the full amount of its loans.

The Company has been authorized by its Board of Directors to repurchase up to 4,500,000 shares of its outstanding common stock. As of June 30, 2000, the Company had purchased a total of 2,735,698 shares at a cost of $15,834,000.

At June 30, 2000, the Company had two hotels under construction one of which is expected to open during 2000. The other one is expected to open during the first half of 2001. The Company had also begun development of a third hotel. The Company expects that the costs of constructing these hotels will be substantially provided by construction loans.

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

In 1999, the Securities and Exchange Commission's staff issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 provides guidance on revenue recognition. The Company believes that SAB No. 101 will have no impact on its current revenue recognition policies.

FORWARD LOOKING STATEMENTS

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

During the six months ended June 30, 2000, the Company issued additional debt of $5.9 million. Of this amount, $2.7 million was represented by a mortgage loan with an initial interest rate of 9.25%. The rate on this loan automatically adjusts to a rate of 0.5% over the prime rate on April 1, 2001 and on April 1 of each subsequent year until the debt matures on March 1, 2007. An additional $3.2 million represents borrowings made on two construction loans. The initial interest rate on one of the construction loans is 8.75%. This rate will automatically adjust to 0.50% over the prime rate on October 1, 2002 and again an October 1, 2005. This loan will mature on September 1, 2006. Interest on the other construction loan is a variable daily rate equal to the prime rate plus 0.75%. On August 1, 2001 this loan will convert to a fixed rate loan at an interest rate of 250 basis points in excess of the weekly average yield on U.S. Treasury Securities adjusted to a constant maturity of three years as of August 1, 2001. This loan will mature on February 1, 2005.

Except for reductions in the loan balances resulting from scheduled amortizing payments, the Company presently expects to hold all of the loans described above until their scheduled maturities. Accordingly, a change in market interest rates is not expected to significantly impact the cost of these obligations until April 1, 2001.

On February 18, 2000, the Company executed a bank line of credit with SouthTrust Bank. The line of credit provides a revolving credit facility for amounts up to $15 million. Borrowings under the facility will bear interest, at the Company's option, at (i) the bank's prime rate or (ii) the Euro-Rate plus 275 basis points. At June 30, 2000, there were borrowings of $1,000,000 outstanding under the line of credit. Fluctuations in short term interest rates will have an immediate impact on the cost of funds borrowed under this arrangement.

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

 PART II. OTHER INFORMATION AND SIGNATURES

Item 1.  Legal Proceedings

         None

Item 4   Submission of Matters to a Vote of Security Holders

         On May 11, 2000, the Company held its annual meeting of shareholders. The purpose of the meeting was to re-elect one director whose term expired in 2000. At the meeting, Mr. John W. Spiegel was re-elected for a three-year term, which expires in 2003. The number of votes cast in favor of Mr. Spiegel was 12,788,434, against or withheld was 13,588. The Company's other directors are Messrs. James R. Kuse and Michael McGovern, whose terms expire in 2001, and Messrs. David E. Krischer and Dan J. Berman, whose terms expire in 2002.

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



                                             Suburban Lodges of America, Inc.


Date:  August 14, 2000                By:  /s/ Paul A. Criscillis, Jr.
       ---------------                     ---------------------------
                                               Paul A. Criscillis, Jr.
                                               Vice President and Chief
                                               Financial Officer


Date:  August 14, 2000               By:   /s/ Robert E. Schnelle
       ----------------                    ----------------------
                                               Robert E. Schnelle
                                               Vice President and Treasurer
                                               (Chief Accounting Officer)