Form 10-Q
period 2000-09-30
SUBURBAN LODGES OF AMERICA INC
filed 2000-11-13
CIK 1011449

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

/ X /	QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 0-28108

Suburban Lodges of America, Inc.
(Exact name of registrant as specified in its charter)

Georgia	58-1781184
(State of incorporation)	(IRS Employer
Identification No.)

300 Galleria Parkway
Suite 1200
Atlanta, Georgia 30339
(Address of principal executive office, including zip code)

770-799-5000
(Registrant's telephone number, including area code)

          Indicate by check mark whether the registrant has (1) filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES / X / NO / /

          Number of shares of Common Stock, $.01 par value, outstanding as of October 31, 2000:

12,003,570

INDEX

Part 1 - Financial Information
Item 1	Financial Statements
Consolidated Balance Sheets at September 30, 2000 (unaudited) and December 31, 1999
Consolidated Statements of Operation for the Three Months Ended September 30, 2000 and September 30, 1999 and for the Nine Months Ended September 30, 2000 and 1999 (unaudited)
Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2000 and 1999
Notes to Consolidated Financial Statements (unaudited)
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3	Quantitative and Qualitative Disclosures About Market Risk
Part II - Other Information and Signatures
Item 1	Legal Proceedings
Item 6	Exhibits and Reports on Form 8-K
Signatures

PART I,    ITEM 1.    FINANCIAL STATEMENTS

Suburban Lodges of America, Inc.
Consolidated Balance Sheets
(dollar amounts in thousands)

	(Unaudited)
	September 30,	December 31,
	2000	1999

Assets:
Current assets:
Cash and cash equivalents	$9,803	$9,862
Accounts receivable, net of reserves of
$381 (2000) and $191 (1999)	1,466	1,852
Hotel inventory and supplies	2,578	2,290
Prepaid and refundable income taxes		1,163
Deferred income taxes	447	448
Prepaid expenses and other current assets	1,966	1,511
Total current assets	16,260	17,126

Property and equipment, net of accumulated depreciation and
amortization of $25,568 (2000) and $18,600 (1999)	297,471	291,269

Notes receivable from HotelTools, Inc.	6,125	344
Other notes receivable	4,517	4,992
Acquired intangible assets	3,556	3,617
Deferred loan costs	2,189	1,721
Other assets	2,074	2,013
Total assets	$332,192	$321,082
	===========	===========

Liabilities and shareholders' equity:
Current liabilities:
Current portion of long-term debt	$1,340	$1,228
Construction accounts payable	1,459	1,752
Trade accounts payable	2,125	3,207
Accrued property taxes	1,367	1,113
Accrued wages and benefits	1,942	507
Other accrued liabilities	1,639	615
Income taxes payable	627
Other current liabilities	695	591
Total current liabilities	11,194	9,013

Long-term debt, excluding current portion	114,538	97,891
Deferred income taxes	2,721	2,333
Other liabilities	197	84
Total liabilities	128,650	109,321

Shareholders' equity:
Common stock (15,738,968 and 15,734,072 shares, respectively)	157	157
Additional paid-in capital	202,280	202,250
Retained earnings	23,820	19,345
	226,257	221,752
Less treasury stock (3,735,398 and 1,781,400 shares,
respectively), at cost	22,715	9,991
Shareholders' equity, net	203,542	211,761

Total liabilities and shareholders' equity	$332,192	$321,082
	===========	===========

See accompanying notes to consolidated financial statements.

Suburban Lodges of America, Inc.
Consolidated Statements of Operations
(in thousands, except per share amounts)

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	Sept. 30, 2000	Sept. 30, 1999	Sept. 30, 2000	Sept. 30, 1999

Revenue:
Hotel revenue	$19,094	$17,717	$53,125	$46,954
Franchise and other revenue	1,106	966	3,444	2,478
Total revenue	20,200	18,683	56,569	49,432

Operating costs and expenses:
Hotel operating expenses	10,263	8,849	28,660	24,150
Corporate operating expenses	2,630	2,419	8,221	5,819
Depreciation and amortization	2,437	2,156	7,240	5,957
	15,330	13,424	44,121	35,926
Reserve for loss on property sale			545
Gains realized on property sales			(68)	(1,145)
Operating costs and expenses - net	15,330	13,424	44,598	34,781

Income from operations	4,870	5,259	11,971	14,651

Other income (expense):
Interest income	193	358	627	1,000
Interest expense	(2,216)	(1,874)	(6,350)	(4,632)
Proceeds from legal settlement			842
Other	9	8	24	192
Income before income taxes	2,856	3,751	7,114	11,211
Provision for income taxes	1,042	1,462	2,639	4,260

Net income	$1,814	$2,289	$4,475	$6,951
	==========	==========	=========	==========
Earnings per common share:
Basic	$0.15	$0.15	$0.34	$0.45
	==========	==========	=========	==========
Diluted	$0.15	$0.15	$0.34	$0.45
	==========	==========	=========	==========

Weighted average number of
common shares outstanding:
Basic	12,428	15,388	13,208	15,405
	==========	==========	=========	==========
Diluted	12,467	15,388	13,221	15,405
	==========	==========	=========	==========

See accompanying notes to consolidated financial statements.

Suburban Lodges of America, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	(Unaudited)
	Nine Months Ended
	Sept. 30, 2000	Sept. 30, 1999
Operating activities:
Net income	$4,475	$6,951
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	7,241	5,957
Deferred income taxes	446	587
Equity in loss of joint venture		23
Stock compensation	30	19
Gains realized on property sales	(68)	(1,145)
Reserve for loss on property sale	545
Changes in operating assets and liabilities - net of the effects of acquisitions:
Accounts receivable	433	(235)
Other current assets	482	1,938
Other assets	(5,948)	(197)
Trade accounts payable	(1,143)	(1,322)
Income taxes payable	627	133
Other current liabilities	2,783	2,357
Other liabilities	113	(3)
Net cash provided by operating activities	10,016	15,063

Investing activities:
Additions to property and equipment	(10,338)	(25,231)
Proceeds from sale of land (2000) or hotel property (1999)	230	4,405
Acquisitions, net of cash acquired	(641)	(1,481)
Decrease in construction accounts payable	(293)	(5,298)
Investment in and advances to joint venture		(240)
Net cash used by investing activities	(11,042)	(27,845)

Financing activities:
Proceeds from issuance of long-term debt	17,768	23,950
Principal payments on long-term debt	(3,609)	(7,368)
Amounts borrowed under line of credit	7,000
Repayment of line of credit borrowings	(7,000)
Purchase of treasury stock	(12,724)	(3,905)
Net increase in deferred loan costs	(468)	(58)
Net cash provided by financing activities	967	12,619

Net decrease in cash and cash equivalents	(59)	(163)

Cash and cash equivalents at beginning of period	9,862	19,178

Cash and cash equivalents at end of period	$9,803	$19,015
	=========	==========
Supplemental information:
Interest paid net of interest capitalized	$6,425	$4,506
	=========	==========
Income taxes paid	$592	$ 899
	=========	==========

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

  LONG-TERM DEBT

  Effective September 27, 2000 the Company executed an amended and restated loan agreement with SouthTrust Bank. This agreement consists of a $10 million term loan and a revolving line of credit facility for amounts up to $15 million. A total of 10 Company-owned hotels are pledged as collateral under the loan agreement. The interest rate on the term loan is based on the Euro Rate plus 175 basis points through December 31, 2000. Thereafter, the interest rate will be based on the Euro Rate plus 200 basis points. The term loan requires monthly payments of interest only through September 2001. Beginning October 1, 2001 the term loan requires monthly payments of principal and interest based on a 20 year amortization period with a final maturity of September 30, 2008. Among other covenants, the agreement requires the Company to maintain certain financial ratios and a minimum level of tangible net worth. The agreement also places restrictions on the amount of loans and advances the Company can make to third parties. At September 30, 2000, the Company was in compliance with these requirements.

  Borrowings under the line of credit facility will bear interest, at the Company's option, at (i) the bank's prime rate or (ii) the Euro Rate plus 200 basis points. The line of credit facility expires on September 30, 2003. At September 30, 2000, there were no borrowings outstanding under the line of credit.

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

  On June 7, 1999, the Company completed a $13,700,000 mortgage loan arrangement with Finova Realty Capital Corporation at a fixed interest rate of 8.8%. The loan requires monthly payments of principal and interest totaling approximately $113,100 based on a 25-year amortization schedule, with a final maturity of July 1, 2009. A total of five Company-owned hotels are pledged as collateral on this loan.

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

  As of September 30, 2000, the Company had outstanding borrowings of $5.7 million on three construction loans. The initial interest rate on one of the construction loans is 8.75%. This rate will automatically adjust to 0.50% over the prime rate on October 1, 2002 and again on October 1, 2005. This loan will mature on September 1, 2006. Interest on the second construction loans is based on a variable daily rate equal to the prime rate plus 0.75%. On August 1, 2001, this loan will convert to a fixed rate loan at an interest rate of 250 basis points in excess of the weekly average yield on U.S. Treasury Securities adjusted to a constant maturity of three years as of August 1, 2001. This loan will mature on February 1, 2005. Interest on the third construction loan is at a variable daily rate of prime. On July 1, 2001, at the Company's option, the loan will convert to a fixed rate loan based on The Federal Home Loan Bank rate on that date plus 250 basis points or a variable rate loan at the lender's prime rate. This loan will mature on July 1, 2006.

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

  In addition to the price paid at closing, the purchase agreement provided for contingent payments of $1,000,000 to be made as of each of three annual anniversary dates based on GuestHouse International achieving certain goals for the number of hotels open and the amount of revenue collected. The first anniversary date was September 3, 2000 which passed with no payment due.

  Additionally, the purchase agreement requires that the Company maintain an average of at least eight sales people actively engaged on a full time basis in the marketing and development of franchises during any six-month period commencing September 30, 1999 through September 3, 2002, the third annual anniversary date. The Company is currently in compliance with this requirement.

  The acquisitions described in the preceding paragraphs were treated as purchases; accordingly, operations of the acquired companies are included in the unaudited consolidated statements of operations commencing on the dates of acquisition. The Company's allocation of purchase price to assets acquired and liabilities assumed was as follows (in thousands):

	The 2000 Acquisition	The 1999 Acquisition

Property and equipment	$ 3,550
Acquired intangible assets	189	$ 3,645
Other assets	185	94
Total assets	3,924	3,739
Notes payable	(2,600)
Other liabilities	(83)	(214)
Net assets acquired	1,241	3,525
Less:
Prior equity investment	(581)
Cash received	(19)
Purchase price, net of cash	$ 641	$ 3,525
	==========	==========

  EARNINGS PER COMMON SHARE

  Basic earnings per common share was computed using the weighted average number of common shares outstanding. Diluted earnings per common share includes the dilutive effect of stock options.

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

  Summarized financial information concerning the Company's reportable segments is shown in the following tables (in thousands):

	Hotel Operations	Franchising Operations	Corporate and Support Services	Total
Quarter ended September 30, 2000
Revenues from external customers	$ 19,094	$ 883	$ 223	$ 20,200
Intersegment revenues		762	1,035	1,797
Depreciation and amortization	2,183	88	166	2,437
Net operating income (loss)	4,932	207	(269)	4,870

Quarter ended September 30, 1999
Revenues from external customers	$ 17,717	$ 632	$ 334	$ 18,683
Intersegment revenues		705	881	1,586
Depreciation and amortization	1,903	117	136	2,156
Net operating income (loss)	5,379	212	(357)	5,234

Nine months ended September 30, 2000
Revenues from external customers	$ 53,125	$ 2,573	$ 871	$ 56,569
Intersegment revenues		2,122	2,736	4,858
Depreciation and amortization	6,484	258	498	7,240
Net operating income (loss)	13,203	210	(965)	12,448

Nine months ended September 30, 1999
Revenues from external customers	$ 46,954	$ 1,563	$ 915	$ 49,432
Intersegment revenues		1,875	2,343	4,218
Depreciation and amortization	5,425	162	370	5,957
Net operating income (loss)	13,161	1,277	(819)	13,619

  The following table provides a reconciliation of total segment net operating income to the Company's reported income before income taxes (in thousands):

	Quarter Ended September 30		Nine Months ended September 30
	2000	1999	2000	1999
Total segment net operating income	$4,870	$5,234	$12,448	$13,619
Interest income	193	358	627	1,000
Gains realized on property sales			68	1,145
Proceeds from legal settlement			842
Other nonoperating income	9	8	24	192
Interest expense	(2,216)	(1,874)	(6,350)	(4,632)
Reserve for loss on property sale			(545)
Site acquisition cancellation costs		25		(113)
Income before income taxes	$2,856	$3,751	$7,114	$11,211
	========	=========	=========	============

  All of the Company's revenues are derived in the United States of America. No single external customer accounts for ten percent or more of the Company's total revenue.

  RELATED PARTY TRANSACTIONS

  In the fall of 1999, the Company licensed to HotelTools, Inc. the use of its proprietary hotel management and reservation systems, and at that time HotelTools, Inc. assumed the costs of the continued maintenance and development of these systems. As of September 30, 2000, the Company had notes receivable of $6,125,000 from HotelTools, Inc. for loans made to HotelTools to fund their operations. The loans are payable on demand and bear interest at a rate of 7% per annum. In exchange for its financial support, the Company received from HotelTools, Inc., a stock purchase warrant to purchase up to 20 million shares of HotelTools, Inc. common stock at a nominal price. David E. Krischer, the Company's Chief Executive Officer, is a member of the Board of Directors of HotelTools, Inc.

  The Company is a guarantor on an equipment lease for HotelTools. The lease is a financing lease on $1.0 million of equipment previously purchased by HotelTools and $0.2 million of equipment on order. The total amount of the lease obligation is $1.4 million.

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

PART I, ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Comparison of the quarter ended September 30, 2000 to the quarter ended September 30, 1999

Hotel revenues increased by $1.4 million, or 8%, from $17.7 million in 1999 to $19.1 million in 2000. The largest portion ($1.3 million) of the increase was attributable to the four hotels opened or acquired by the Company between July 1, 1999 and June 30, 2000 and operated for the full quarter ended September 30, 2000. Sixty hotels that operated for the full quarter in both 1999 and 2000 accounted for $0.1 million of the increase in hotel revenues. These sixty hotels increased their combined Average Weekly Rate (AWR) by 1%, from $193.42 in 1999 to $195.15 in 2000. Occupancies at these hotels decreased from 84.9% in 1999 to 84.1% in 2000, while Weekly Revenue per Available Room (RevPAR) was unchanged at $164.55. For all Company-owned hotels, AWR increased to $196.53 in 2000 from $193.42 in 1999, occupancy decreased slightly to 84.4% in 2000 from 84.9% in 1999, and weekly RevPAR increased to $166.37 in 2000 from $164.56 in 1999.

Franchise and other revenues increased by $0.1 million, or 15%, to $1.1 million in 2000. Franchise fees increased $0.2 million from increases in both the Suburban Lodge and GuestHouse International brands due to the larger number of franchise locations open during the third quarter of 2000. At September 30, 2000, 52 franchised Suburban Lodge hotels were operating as compared with 45 at September 30, 1999. GuestHouse International franchised hotels operating at September 30, 2000 numbered 61 compared with 45 at September 30, 1999. Management fees declined $0.1 million in the current year quarter due to the Company managing 13 hotels for its franchises at September 30, 2000 compared to 20 hotels at September 30, 1999. The decline in the number of managed hotels was due to a decision by one franchise group to start a management company to manage its four Suburban Lodge hotels and other properties, and by another franchise group to move the management of two of its Suburban Lodge hotels to an independent management company. These management changes were effective June 1, 2000. Also, one of the hotels managed by the Company during the prior year quarter was acquired by the Company during the first quarter of 2000.

Hotel operating expenses increased approximately $1.4 million, or 16%, from $8.8 million in 1999 to $10.3 million in 2000. The sixty hotels that operated the full quarter in both 1999 and 2000 accounted for $0.8 million of the increase. The four hotels opened or acquired by the Company between July 1, 1999 and June 30, 2000 and operated for the full quarter ended September 30, 2000 accounted for $0.6 million of the increase.

Corporate operating expenses increased $0.2 million or 9% from $2.4 million in 1999 to $2.6 million in 2000. The amount of corporate overhead that was project-related, and is therefore capitalized as land-acquisition or hotel-construction cost, was $0.2 million less in 2000 than in 1999. Excluding the lower capitalization of project-related expenses, corporate operating expenses in the quarter ended September 30, 2000 were flat compared with the 1999 quarter.

Depreciation and amortization increased by $0.3 million, or 15%, from $2.2 million in 1999 to $2.4 million in 2000. The sixty hotels that operated for the full quarter in both 1999 and 2000 accounted for $0.2 million of the increase while the four hotels opened or acquired by the Company between July 1, 1999 and June 30, 2000 accounted for $0.1 million of the increase in depreciation and amortization for hotel properties.

Interest expense, net of interest capitalized of $0.2 million and $0.3 million in 2000 and 1999 respectively, was $2.2 million in 2000 and $1.9 million in 1999. The increase in total interest charges incurred was due primarily to higher levels of debt outstanding.

The effective income tax rate for the quarter ended September 30, 2000 was 36.5% compared to 39.0% for the prior year quarter. The decrease in the current year quarter was primarily due to lower effective state income tax rates.

Comparison of the nine months ended September 30, 2000 to the nine months ended September 30, 1999

Hotel revenues increased by $6.2 million, or 13%, from $47.0 million in 1999 to $53.1 million in 2000. The largest portion ($3.3 million) of the increase was attributable to the nine hotels opened by the Company during 1999 and operated for the full nine-month period ended September 30, 2000. The Company opened two hotels and acquired one hotel during the nine-month period ended September 30, 2000. These three hotels accounted for $2.0 million of the increase. Fifty-two hotels that operated for the full nine-month period in both 1999 and 2000 accounted for $1.0 million of the increase in hotel revenues. These fifty-two hotels increased their combined Average Weekly Rate (AWR) by 2%, from $189.63 in 1999 to $193.91 in 2000. Occupancies at these hotels declined from 81.4% in 1999 to 80.1% in 2000, while Weekly Revenue per Available Room (RevPAR) increased 1%, from $153.92 in 1999 to $155.32 in 2000. For all Company-owned hotels, AWR increased to $196.56 in 2000 from $191.17 in 1999 and weekly RevPAR increased to $157.27 in 2000 from $152.44 in 1999. Occupancy was unchanged at 80.0% in both years.

The increases contributed by these three groups of hotels were offset by a $0.2 million decrease in hotel revenues in a hotel that was owned and operated by the Company until sold to a franchisee in February 1999.

Franchise and other revenues increased by $1.0 million, or 39%, to $3.4 million in 2000. The largest portion ($0.7 million) of the increase was attributable to incremental franchise fees and royalties for the GuestHouse International brand, which was acquired on June 1, 1999. Franchise fees for the Suburban Lodge hotel brand increased $0.3 million due to the larger number of franchised locations open during the first nine months of 2000. At September 30, 2000, 52 franchised Suburban Lodge hotels were operating as compared with 45 at September 30, 1999. GuestHouse International franchised hotels operating at September 30, 2000 numbered 61 compared with 45 at September 30, 1999. Management fees and other revenues were flat with last year at $0.9 million.

Hotel operating expenses increased approximately $4.5 million, or 19%, from $24.2 million in 1999 to $28.7 million in 2000. The fifty-two hotels that operated the full nine-month period in both 1999 and 2000 accounted for $2.0 million of the increase. The nine hotels opened by the Company during 1999 and operated for the full nine month period ended September 30, 2000 accounted for $1.4 million of the increase, while the three hotels that opened or were acquired by the Company during the nine month period ended September 30, 2000 accounted for $1.1 million of the increase in hotel operating expense.

Corporate operating expenses increased $2.4 million, or 41%, from $5.8 million in 1999 to $8.2 million in 2000. Of this increase, approximately $1.2 million was attributable to incremental operating expenses incurred by GuestHouse International. Additionally, the amount of corporate overhead that was project-related, and is therefore capitalized as land-acquisition or hotel-construction cost, was $0.6 million less in 2000 than in 1999. Excluding the incremental impact on reported operating expenses of GuestHouse International and lower capitalization of project-related expenses, corporate operating expenses for the nine-month period ended September 30, 2000 increased by $0.6 million, or 8%, over such amounts for the 1999 nine-month period. The primary reasons for such increase were $0.2 million for additional staffing needed to support the growth of the Company's franchising business and $0.4 million for increased rent for the Corporate headquarters.

Depreciation and amortization increased by $1.3 million, or 22%, from $6.0 million in 1999 to $7.2 million in 2000. Hotel properties accounted for $1.1 million of the increase. In addition, $0.2 million was attributable to leasehold improvements and equipment at the corporate headquarters and amortization of certain intangible assets (franchise contract rights and goodwill) recognized in connection with the GuestHouse International acquisition in June 1999 and the hotel acquisition during the current year nine-month period.

The fifty-two hotels that operated for the full nine-month period in both 1999 and 2000 accounted for $0.5 million of the increase in depreciation and amortization for hotel properties while the nine hotels opened by the Company during 1999 accounted for $0.4 million of the increases. The three hotels opened or acquired by the Company during the current year nine-month period accounted for $0.2million of the increase.

The reserve for loss on property sale recorded in the current year nine-month period represents the write-down of an undeveloped site that the Company anticipates will sell at a loss.

During the first quarter of 1999, the Company sold a hotel resulting in a pre-tax gain of approximately $1,145,000. The hotel continues to operate as a Suburban Lodge under agreements that generate franchise and management fee income for the Company.

Interest expense, net of interest capitalized of $0.6 million and $1.5 million in 2000 and 1999 respectively, was $6.4 million in 2000 and $4.6 million in 1999. The increase in total interest charges incurred was due primarily to higher levels of debt outstanding.

The proceeds from legal settlement of $842,000 recorded in the current year nine-month period represent amounts received in settlement of a claim for lost profits associated with an abandoned development project. The Company also received $315,000 as a part of this settlement representing reimbursement of certain costs and expenses.

The effective income tax rate for the nine-month period ended September 30, 2000 was 37.1% compared to 38.0% in the prior year. The decrease in the current year was primarily due to lower effective state income tax rates.

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

During the latter portion of 1998, the Company revised its financing strategy to emphasize more traditional longer-term mortgages to fund the construction of hotels rather than relying on bank lines of credit with shorter final maturities. The Company plans to use its current bank revolving credit facility to fund special projects, repurchase shares of its outstanding common stock and meet operating cash needs as necessary.

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

Effective September 27, 2000 the Company executed an amended and restated loan agreement with SouthTrust Bank which replaced the line of credit agreement executed on February 18, 2000. The amended and restated agreement consists of a $10 million term loan and a revolving line of credit facility for amounts up to $15 million. A total of 10 Company-owned hotels are pledged as collateral on this loan agreement. The interest rate on the term loan is based on the Euro Rate plus 175 basis points through December 31, 2000. Thereafter, the interest rate will be based on the Euro Rate plus 200 basis points. The term loan requires monthly payments of interest only through September 2001. Beginning October 1, 2001 the term loan requires monthly payments of principal and interest based on a 20 year amortization period with a final maturity of September 30, 2008. Among other covenants, the agreement requires the Company to maintain certain financial ratios and a minimum level of tangible net worth. The agreement also places restrictions on the amount of loans and advances the Company can make to third parties. At September 30, 2000, the Company was in compliance with these requirements.

Borrowings under the line of credit facility will bear interest, at the Company's option, at (i) the bank's prime rate or (ii) the Euro Rate plus 200 basis points. The line of credit facility expires on September 30, 2003. At September 30, 2000, there were no borrowings outstanding under the line of credit.

At September 30, 2000, the Company had approximately $115.9 million outstanding under long-term mortgage loan arrangements, including amounts classified as current maturities of long-term debt at that date. In the aggregate, these loans require monthly principal and interest payments of $933,000. The final maturity dates for these loans range from February 1, 2005 to July 1, 2009.

The Company has been authorized by its Board of Directors to repurchase up to 4,500,000 shares of its outstanding common stock. As of September 30, 2000, the Company had purchased a total of 3,735,398 shares at a total cost of $22,715,000.

At September 30, 2000, the Company had two hotels under construction, one of which opened on November 1, 2000. The second hotel is expected to open during the first half of 2001. The Company had also begun development of a third hotel which is expected to open during the second half of 2001. The Company expects that the costs of constructing these hotels will be substantially provided by proceeds of the term loan described above and by construction loans.

In the future, the Company expects its cash requirements to be met by funds generated from operations, sales of its hotel properties, construction loans made to build out certain of its unimproved sites and borrowings under its bank line of credit.

Certain Risk Factors

In evaluating the Company and its prospects, certain risks, including those described in this section and those listed under "Forward Looking Statements" below, should be considered. Such risks are not the only ones the Company faces. Additionally, some risks that are not currently known and others that the Company does not consider material could later turn out to be so.

During 1999, in the face of substantial tightening of public and private sources of funding for hotel construction, the Company determined that it would focus its growth plans on franchising. Prior to that time, the Company had focused on developing and operating its own Suburban Lodge extended stay hotels. Because the operating characteristics of these hotels were so strong, several developers and operators had also opened a total of 30 Suburban Lodge extended stay hotel franchises through December 31, 1998.

In order to begin executing its strategy, the Company acquired a nightly-stay hotel brand (GuestHouse International) and increased its sales force from one franchise sales director at May 31, 1999, to fifteen by the end of that year.

The Company's target is for each sales director to produce new franchising contracts that result in the opening of an average of four to five hotels per sales director per year. However, the franchise business is highly competitive and, particularly with respect to the Suburban Lodge brand, which consists almost entirely of newly-constructed hotels, is subject to the availability of substantial bank credit in the form of construction loans that convert to permanent financing.

In the quarter ended September 30, 2000, nine franchised hotels (all GuestHouse International franchises) opened. This was the Company's best quarter with respect to franchise openings, but it was still short of the targeted pace described in the preceding paragraph. The Company expects to open approximately twelve franchised hotels in the fourth quarter of 2000, three of which would be Suburban Lodge extended stay hotels. While the Company can provide no assurance that all of these hotels will be opened or converted to its brands by December 31, 2000, and while fourth quarter 2000 activity is not necessarily indicative of future activity, this pace nonetheless indicates that the Company's franchise sales directors are moving closer to achieving the Company's targeted growth rate.

The Company has also determined that, as its franchising revenues increase, it will sell its own operating hotels with a long-range objective of owning no real estate. The Company's present intent is to sell its hotels only to parties who are interested in entering into a franchise agreement and operating the hotels under the Suburban Lodge brand.

To date, one sale of a Company-developed hotel has occurred. This was in February 1999 and it resulted in a gain of $1.1 million dollars. Many factors influence the selling price of real estate assets, the most important of which are operating results for the most recent twelve-month period prior to the sale and the current interest rate environment for hotel loans. Accordingly, the Company cannot predict its ability to sell its hotels nor can it be assured that future hotel sales will result in recorded gains.

In the fall of 1999, the Company licensed to HotelTools, Inc. the use of its proprietary hotel management and reservation systems, and at that time HotelTools assumed the costs of the continued maintenance and development of these systems. HotelTools intends to market the fully developed systems, including an eCommerce procurement system, to hotel owners and operators, including Suburban Lodges. The Chief Executive Officer and sole shareholder of HotelTools, Inc. is Seth Christian, the former Vice President of Operations of Suburban Lodges of America, Inc. Officers of the Company own options pursuant to which they are entitled to acquire common stock of HotelTools, Inc.

To date, all funding for HotelTools' operations has been provided, in the form of secured loans, by the Company. As of the September 30, 2000, the Company had loaned HotelTools, Inc. $6,125,000, and, if no additional funding is secured by HotelTools, the Company expects that its loans will aggregate approximately $8.2 million by December 31, 2000. The Company anticipates that, in the absence of funding from third parties, it will continue to make loans to HotelTools through June 30, 2001. The loans are payable on demand, and bear interest at an annual rate of 7.0%. In exchange for its financial support, the Company received from HotelTools, Inc. a stock purchase warrant to purchase up to 20 million shares of the common stock of HotelTools at a nominal cost. Although such shares would constitute in excess of 99% of the equity of HotelTools based on its present capitalization, HotelTools is actively seeking equity investors, and it is expected that the Company's potential ownership through the exercise of its warrant will be reduced if such additional equity funding can be secured. In the event HotelTools is unable to repay the loans, the Company would recognize a loss up to the full amount of its loans. The Company would seek to minimize any such loss by exercising its security rights against HotelTools' developed software and its owned hardware. However, there can be no assurance that these assets would have a substantial value to the Company if such events were to transpire.

The Company is a guarantor on an equipment lease for HotelTools. The lease is a financing lease on $1.0 million of equipment previously purchased by HotelTools and $0.2 million of equipment on order. The total amount of the lease obligation is $1.4 million. The Company anticipates that HotelTools will use approximately $1.1 million of the proceeds from this lease financing to repay a portion of the notes payable to the Company.

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

At September 30, 2000, the Company had total debt outstanding of $115.8 million. Approximately $100.1 million of this amount was represented by fixed rate mortgage loans. The interest rates on approximately $9.9 million of these mortgage loans are adjustable on April 1, 2002 and again on April 1, 2005 for $6.8 million of the loans. One loan of approximately $3.1 million matures on April 1, 2005. The interest rate on approximately $2.6 million of the loans is adjustable every year on April 1.

Outstanding borrowings on three construction loans totaled $5.7 million at September 30, 2000. The Company expects to draw an additional $6.7 million on these loans by the end of the second quarter of 2001. One of the construction loans with a balance of $3.1 million at September 30, 2000 has a fixed interest rate that is adjustable on October 1, 2002 and again on October 1, 2005. The other two loans are at variable interest rates. The remaining $10.0 million of debt outstanding at September 30, 2000 was represented by a variable rate term loan with SouthTrust Bank.

The total amount of variable rate debt and fixed rate debt adjustable within one year outstanding at September 30, 2000, plus the additional draws expected to be made on these loans through the end of the second quarter of 2001, is approximately $20.6 million. Accordingly, each one percent change in market interest rates will change interest expense by approximately $206,000 on an annual basis.

The Company's cash and cash equivalents are short-term and highly-liquid investments with original maturities of three months or less. Accordingly, a change in market interest rates has a nearly immediate effect on interest earned by the Company on its invested cash. For the foreseeable future, the Company reasonably expects that its average invested cash balance will approximate $5 million. Accordingly, each one percent change in market interest rates will change interest income by approximately $50,000 on an annual basis.

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

Suburban Lodges of America, Inc.

Date: November 13, 2000	By:/s/ PAUL A. CRISCILLIS, JR.
Paul A. Criscillis, Jr.
Vice President and Chief Financial Officer

Date: November 13, 2000	By: /s/ ROBERT E. SCHNELLE
Robert E. Schnelle
Vice President and Treasurer
(Chief Accounting Officer)