Form 10-K405
period 2000-12-31
SUBURBAN LODGES OF AMERICA INC
filed 2001-04-02
CIK 1011449

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF

                      THE SECURITIES EXCHANGE ACT OF 1934.

                   For the fiscal year ended December 31, 2000

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes    /X/   No /_/

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10K. /X/

         The aggregate market value of the voting stock held by non-affiliates (which for purposes hereof are all holders other than executive officers and directors) of the Registrant as of March 23, 2001 is $49,599,011 (based on $5.75 per share; the last sales price on the NASDAQ Stock Market on March 23, 2001).

         At March 23, 2001 there were issued and outstanding 12,003,570 shares of Common Stock, par value $0.01 per share.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's definitive Proxy Statement for the 2001 Annual Meeting of Shareholders are incorporated by reference into Part III.

                                     PART I

ITEM 1.  BUSINESS.


GENERAL

         Suburban Lodges of America, Inc. and its subsidiaries (collectively the "Company") was incorporated in Georgia in 1987. The Company develops, owns, manages and franchises Suburban Lodge(R) hotels, which are limited service extended stay hotels designed to appeal to value-conscious guests. In addition, the Company franchises GuestHouse International(R) Inns, Hotels and Suites, which are mid-market traditional nightly hotels. The Suburban Lodge brand has been ranked as the 19th largest limited service hotel brand and the Company has been ranked as the 34th largest hotel company in the world (based on number of guest rooms and hotels, respectively).

         Suburban Lodge guest rooms are fully furnished and include a combination living room and bedroom, a bathroom and a fully-equipped kitchenette. Weekly maid and linen services, access to cable or satellite television and coin-operated laundromats are also provided to allow guests to stay comfortably for extended periods. Suburban Lodge hotels offer clean, comfortable and attractive accommodations to guests at substantially lower rates than most traditional and other extended stay hotels. Although daily rates are available, a majority of all guests pay the Company's weekly rates, which currently range from approximately $149 to $339 for standard guest rooms and from $169 to $359 for larger guest rooms.

         Based upon the high occupancy rates of the Company's Suburban Lodge hotels and its Suburban Lodge franchised hotels, published occupancy rates for other participants in the extended stay market and industry sources, the Company believes that demand for extended stay hotels compares favorably to the existing supply of hotels in this segment of the market. The Company believes that Suburban Lodge hotels appeal to an underserved and growing segment of guests in the extended stay market. These guests include business travelers (particularly those with limited or no expense accounts), individuals on temporary work assignments, persons relocating or purchasing a home, tourists and other value-conscious customers desiring low-cost, longer-term, quality accommodations with fully equipped kitchenettes. The Company believes that the extended stay market offers a number of attractive investment characteristics compared to traditional hotels, including higher than industry average occupancy rates and operating margins.

         The Company believes that several features differentiate its Suburban Lodge hotels from, and provide a competitive advantage over, traditional and other extended stay lodging hotels, such as: (i) franchising opportunities; (ii) its low weekly rates; (iii) guest rooms include fully-equipped kitchenettes;
(iv) marketing and pricing to appeal to longer guest stays; (v) higher occupancy rates; (vi) operating efficiencies; (vii) standard design and low construction costs; and (viii) attractive unit economics.

         In June 1999, the Company added the GuestHouse International brand to its portfolio, thereby extending the Company's ability to attract franchisees. The Company now has a nightly stay brand and a brand that is not targeted primarily at the economy segment of the market. The GuestHouse International brand includes a diverse group of mid-market inns, hotels, and suite hotels, many of which are two and three diamond AAA rated hotels. Although approximately 20 percent of GuestHouse International hotels are new construction, the brand's focus is on the conversion of existing hotels.

         GuestHouse International hotels are as unique in feel as they are alike in their commitment to quality, safety and customer service. With the variety of property types and locations, GuestHouse International appeals to a broad base of guests, most of whom stay for one to three nights.

         The GuestHouse International concept is truly different from traditionally one-sided franchise relationships. The brand was founded on the ideas and needs of hotel owners, so it centers on providing fair treatment and real value to franchisees. GuestHouse International offers a truly owner-friendly license agreement featuring remarkably low flat fees that allow owners to keep their increases in profit. The franchise agreements also feature a short five-year term, designated areas of protection and lenient exit requirements.

         Although the Suburban Lodge and GuestHouse International brands operate differently, the Company is able to combine resources to create efficiencies in support services such as quality assurance, training, information technology and franchise sales.

BUSINESS STRATEGY

  Growth Strategy

         With 65 Company owned and 54 franchise Suburban Lodge hotels operating in 19 states as of December 31, 2000, Suburban Lodge has established itself as a national provider of economy extended stay hotels. With its new GuestHouse International brand operating 65 hotels in 20 states as of December 31, 2000, the Company has also established itself as a leader in "owner friendly" franchising. While the company continues to own and develop a select group of Suburban Lodge properties each year, the Company is focused on becoming a multi-brand, fee-based franchisor rather than a capital-intensive development enterprise.

         Franchising, Third Party Development and Management Activities. During 1999, the Company significantly expanded its franchise sales force to emphasize franchising the Suburban Lodge and GuestHouse International systems on a nationwide basis to independent developers and operators and to passive investors who retain the Company to develop and manage their Suburban Lodge and GuestHouse International hotels. The Company considers its franchisees to be an integral component of its continued growth and believes its relationship with its franchisees is good. Through franchising, the Company intends to accelerate the growth of the Suburban Lodge and GuestHouse International systems, thereby increasing its market presence and brand awareness in both new and existing markets, while generating incremental revenues at an attractive margin. Suburban believes that its existing infrastructure and experience in franchising will be an important factor in executing its franchising strategy. At December 31, 2000, 54 franchised Suburban Lodge hotels were operating in 12 states and 65 GuestHouse International hotels were operating in 20 states.

         The Company has formed the Suburban Lodge Franchise Advisory Committee ("SLFAC") with the following purposes: to promote communication between franchisees and franchisor; to encourage growth of the Suburban Lodge community; to develop innovative approaches to enhance the ownership, quality and profitability of Suburban Lodge hotels; and to advise franchisor of matters of interest to franchisees.

         SLFAC  has  formed  six  subcommittees  in the areas of  Marketing  and
Reservations,       Information       Technology,       Quality       Assurance,
Design/Construction/FF&E, Operations and Training. The Board of SLFAC is compromised of six franchisees and three Company representatives. SLFAC meets four times per year, with the fourth being the annual meeting that coincides with the annual Franchise Owners' Convention.

         The Company has also announced its intentions to form a GuestHouse International Marketing Advisory Council in 2001.

         Company Owned Development. As the Company continues to focus its growth on fee-based franchise revenues, Company development is being limited to select, geographically diverse, strategic markets. In 2000 the Company opened three hotels in Tampa-Brandon, Florida; Chicago-Villa Park, Illinois and Denver-Sheridan, Colorado. The Company is presently developing two hotels in Pittsburgh and Philadelphia, Pennsylvania.

         Extel 2001. The Company has designed and introduced a new prototype Suburban Lodge hotel that allows owners to take advantage of both extended stay and transient markets. Extel 2001 has an expandable interior corridor that can accommodate 61 to 150 guestrooms. The new prototype allows franchisees to cost-effectively modify features to fit the needs of individual markets. The lower development costs associated with the option of a lesser number of units and the additional design flexibility to accommodate a broader range of markets, provides a significant enhancement to the Company's franchising activities.

         Strategic Opportunities. During 2000, the Company announced a strategic alliance with HotelTools Inc., a private company. HotelTools has created valuable, web-based Enterprise software for the hospitality industry. This service centralizes all aspects of multi-property hotel operations, including property, guest and rate management, along with reservations. The Company has provided funding for HotelTool's operations in the form of secured loans. A more thorough discussion of this topic is presented in item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

   Operating Strategies at Company-Owned Hotels

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

         The Company believes that its high average occupancy rate (as described in Management's Discussion and Analysis of Financial Condition and Results of Operation) is primarily a result of the combination of its competitive weekly rates, which appeal to a broad base of potential guests, and its guestroom amenities. In addition, the Company seeks to minimize costs throughout its operations. The Company is able to control its operating costs because it operates each hotel with a staff of approximately six to nine full-time employees, which is smaller than the staffs at most traditional hotels, maintains limited office hours and provides weekly rather than daily housekeeping. In addition, because the average guest stay is approximately three to four weeks, longer guest stays reduce guest check-in traffic and administrative costs.

         Reservations are available to both Suburban Lodge and GuestHouse International guests by voice, online, and through the Global Distribution
System (GDS). Live online reservations can be made at suburbanlodge.com and guesthouseintl.com. Voice reservations can be made at 800-951-STAY for Suburban Lodge and 800-21-GUEST for GuestHouse International. Most hotels for both brands are also available to travel agents worldwide on the GDS through Lexington Services Worldwide.

         Each brand has established its own national marketing fund that supports the marketing of its hotels to prospective guests. Suburban Lodge and all participating GuestHouse International hotels contribute to their respective funds. With the funds, the Company provides sales and telemarketing support.

OPERATING PRACTICES

         The Company manages its own hotels. Each Suburban Lodge hotel has a general manager, who resides on-site and is responsible for the overall operation of the hotel, and an assistant manager. Managers are trained in all aspects of hotel operations, with particular emphasis placed on customer service, and are given broad authority to make day-to-day operating decisions. Managers are supervised through the Company's management information systems and frequent on-site audits by district managers. Incentive programs allow managers to earn bonuses based on achievement of budgets. The Company provides on-going mandatory training for the managers.

         On-site transactions are processed through software licensed from HotelTools. The software provides on-site Suburban Lodge management with updated information on items such as available guest rooms, guest rooms needing cleaning or repairs, room charges due and guest payment history. Each hotel is connected by modem to the Company's corporate office in Atlanta, and operating results are compiled and reviewed on a regular basis. The corporate office purchases supplies, pays virtually all property expenses and prepares monthly financial statements for all properties managed by the Company.

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

FRANCHISE, DEVELOPMENT AND MANAGEMENT AGREEMENTS

     Suburban Lodge Franchise Agreements

         The Company enters into single unit franchise agreements for an initial term of ten years and three months, with a ten-year renewal option subject to certain conditions, such as a requirement to modernize the hotel and to pay a renewal fee. The initial franchise fee for a single hotel is $30,000 or $225 per guest room, whichever is greater. A monthly royalty fee of four percent of gross revenues becomes payable after three months of operations. Agreements signed prior to August 1, 1997 are subject to an initial fee of $25,000 or $190 per room, whichever is greater, and a monthly royalty of three percent of gross revenues. Currently, all franchisees are required to pay an advertising and marketing fee of one percent of gross revenues (not to exceed two percent during the initial term) and a reservations/referral program fee not to exceed one percent of gross revenues, to cover the franchisee's share of the costs incurred by Suburban in providing these services. As of March 1, 1999, the Company initiated charges for advertising, and is collecting a relatively small monthly referral fee to pay the costs of the 1-800 guest information line. The Company may increase these fees under certain conditions.

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

         Each franchised hotel's operating system is connected via modem to the Company's central system, which allows the Company to download sales and other operating information on a regular basis.

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

       GuestHouse International Franchise Agreements

         The Company enters into single unit franchise agreements for an initial term of five years with no renewal options following the initial term. The initial franchise fee is $30,000 or $300 per guestroom, whichever is greater. A monthly operating fee of $1.50 per room per day through years 1 and 2 and $1.75 per room per day for years 3 through 5 is payable from the opening date of the franchise hotel. Agreements signed between June 4, 1998 and June 1, 1999 are subject to an initial fee of $15,000 and a monthly operating fee of $1.25 per room per day. Between June 11, 1993 and June 4, 1998 no GuestHouse franchise agreements were offered or signed, however, licenses were granted under Cooperative Membership Agreements with initial fees ranging from $0-$10,000 and monthly operating fees ranging from $.72 per room per day to $1.00 per room per day. All Cooperative Membership Agreements and franchise agreements offered and entered into prior to June 1, 1999 were entered into by Guesthouse International LLC or its predecessors. Suburban Lodges of America, Inc. purchased the assets of GuestHouse International LLC on June 1, 1999 and took an assignment of all previously executed Cooperative Membership Agreements and franchise agreements. Certain franchisees are also required to pay a marketing contribution currently set at $.50 per room per day.

         The Company provides materials and services to assist each franchisee in operating a GuestHouse International Inn, Hotel, or Suites including operating manuals, training, maintaining or subcontracting a reservation service, general marketing services, conferences and periodic inspections by corporate staff to ensure quality control.

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

     Management Agreements

         The Company sometimes manages franchised Suburban Lodge hotels for its franchisees. The Company generally offers a five-year management agreement with automatic renewals. Under the agreement, the Company provides certain pre-opening services, operates and manages the hotel and is responsible for all personnel decisions, the negotiation of operating leases and contracts, the preparation of advertising campaigns, the payment of taxes and the general maintenance of the hotel. Suburban also maintains the right to determine all operating policies affecting the appearance of the hotel, the maintenance of the hotel and its standards of operation, the quality of services and other matters affecting customer satisfaction. In addition to a fixed fee for pre-opening services, The Company charges a management fee ranging from four to five percent of the hotel's monthly gross revenues. As of December 31, 2000, the Company managed 10 hotels for its franchisees.

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

    GuestHouse International

         The following service marks and corporate design logos are actively used and are significant to the Company's business: "GH" and design logo; "GH GuestHouse" and design logo; "GH GuestHouse International" and design logo; "GH GuestHouse" and design logo with stylized "G"; "GuestHouse International" (Block); GH GuestHouse Inns, Hotels, Suites" and design logo; "GuestHouse.net" (Block), "GH GuestHouse Friends Club".

         The "GH" service mark has been registered on the Principal Registry, the term of the registration extends to January 30, 2006, and it may be renewed for successive ten-year periods. The "GH GuestHouse" service mark has been registered on the Principal Registry, the term of the registration extends to August 13, 2006, and it may be renewed for successive ten-year periods. The "GH International" service mark has been registered on the Principal Registry, the term of the registration extends to October 22, 2006, and it may be renewed for successive ten-year periods. The "GH GuestHouse" service mark with stylized "G" design logo has been registered on the Principal Registry, the term of the registration extends to March 4, 2007, and it may be renewed for successive ten-year periods.

         The "GuestHouse International" (Block) service mark has been registered on the Supplemental Registry, the term of the registration extends to September 16, 2007, and it may be renewed for successive ten-year periods. The "GuestHouse Inns, Hotels, Suites" service mark has been registered on the Principal Registry, the term of the registration extends to December 23, 2007, and it may be renewed for successive ten-year periods. The "GuestHouse.net" (Block) service mark has been registered on the Supplemental Registry, the term of the registration extends to March 24, 2008, and it may be renewed for successive ten-year periods. The "GH GuestHouse Friends Club" servicemark has been registered on the Principal Registry, the term of the registration extends to July 4, 2010, and it may be renewed for successive ten year periods.

SEASONALITY

         Following their initial ramp-up, the Company's Suburban Lodge hotels typically experience lower average occupancy rates and total revenues in the first and fourth calendar quarters of each year. Because many of the Company expenses do not fluctuate with occupancy, such declines in occupancy may cause fluctuations or decreases in the Company's quarterly earnings.

COMPETITION

         The lodging industry is highly competitive. Competitive factors within the industry include room rates, quality of accommodations, name recognition, supply and availability of alternative lodging, including short-term lease apartments, service levels, reputation, reservation systems and convenience of location. Each of the existing hotels and hotels under construction is located, and each of the hotels under development will be located, in a developed area that includes competing hotels, including both traditional nightly and extended stay hotels. The number of competitive hotels in a particular area could have a material adverse effect on occupancy, average weekly rate and weekly room revenue per available guest room of the existing hotels and the hotels under construction or properties developed or acquired in the future.

         The Company anticipates that competition within the extended stay and traditional nightly lodging markets will continue to increase substantially in the foreseeable future. The Company will compete for guests with other established hotel companies which have greater financial resources than the Company, and more extensive relationships with lenders, developers and the hotel franchise community. These competitors may be able to accept more risk than the Company can prudently manage. Further, new or existing competitors might modify their franchise fees or reduce rates and offer greater convenience, services or amenities or expand or improve hotels in markets in which the Company competes, thereby adversely affecting the Company's business and results of operations.

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

ENVIRONMENTAL MATTERS

         Under various federal, state and local laws and regulations, an owner or operator of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances on such property. Such laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence of hazardous or toxic substances. In connection with the ownership and operation of its properties, the Company may be potentially liable for any such costs. Any potential environmental liability the Company may have solely as a franchisor is less clear; however, the Company's business and results of operations could be adversely affected if a franchisee incurred environmental liability. Suburban believes that the Company-owned Suburban Lodge hotels are in compliance in all material respects with all federal, state and local ordinances and regulations regarding hazardous or toxic substances and other environmental matters. Neither the Company nor, to the knowledge of the Company, any of the current owners of the franchised hotels has been notified by any governmental authority of any material noncompliance, liability or claim relating to hazardous or toxic substances or other environmental issues in connection with any of its present or former properties. Moreover, no assurances can be given that (i) future laws, ordinances or regulations will not impose any material environmental liability or costs of compliance or (ii) the current environmental condition of the Company's existing and future properties will not be affected by the condition of neighboring properties (such as the presence of leaking underground storage tanks) or by third parties unrelated to the Company.

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

     Effective May 1, 2000, all new Company employees were required to be tested for drugs as a condition of hire, and employees who received medical treatment after a work related injury were also to be tested. Several States have drug free workplace certification programs which will allow employers to receive significant discounts on worker's compensation insurance policy premiums. As part of the requirements to become certified, formal supervisory training and employee education must be provided on an annual basis. In 2000, Suburban took the initial steps in this certification process by implementing a Drug Free Workplace training program.

              As a franchisor, the Company is subject to Federal Trade Commission ("FTC") regulation and various state laws, which regulate the offer and sale of franchises. State laws that regulate the franchisor-franchisee relationship presently exist or are being considered in a substantial number of states, and from time to time new legislation is proposed and bills are introduced in Congress which would provide for federal regulation of certain aspects of the franchisor-franchisee relationship. Many state laws impose substantive requirements on franchise agreements, including limitations on non-competition provisions and termination or nonrenewal of a franchise. Some states require that certain materials be approved before franchises can be offered or sold in that state. These current and proposed franchise relationship laws may limit, among other things, the duration and scope of non-competition provisions, the ability of a franchisor to terminate or refuse to renew a franchise and the ability of a franchisor to designate sources of supply. The failure to obtain approvals to sell franchises or an increase in the minimum wage rate, employee benefit costs or other costs associated with employees could materially adversely affect the Company.

EMPLOYEES

     As of December 31, 2000, the Company employed 760 persons. During the year 2000, the Company streamlined hotel operations by eliminating many area managers, hotel assistant managers and desk clerk positions. Sales positions were added in cities with multiple Suburban Lodge hotels. The Company also managed fewer franchisee owned hotels at the end of the year. As a result of these efficiencies and cost savings, the Company was operating with approximately 90 fewer employees at the end of the year. The Company's employees are not subject to any collective bargaining agreements. Management believes that its relationship with its employees is good.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name                           Age      Position
----                           ---      --------
David E. Krischer              52       Chairman of the Board and Chief Executive Officer
Dan J. Berman                  36       Vice President - Franchising (Suburban Lodge Brand) and Director
Gregory C. Plank               54       President
Robert N. Wilson               49       Vice President - Franchising (GuestHouse International Brand)
Paul A. Criscillis, Jr.        51       Vice President and Chief Financial Officer
G. Hunter Hilliard             58       Vice President of Construction
Kevin R. Pfannes               46       Vice President, General Counsel and Secretary
Robert E. Schnelle             51       Vice President, Treasurer and Assistant Secretary


     David E. Krischer. Mr. Krischer formed Suburban Lodges of America, Inc. in 1987 to develop a national chain of economy extended stay hotels and has served as its CEO and Chairman since inception. A leader in the extended stay hotel industry, Mr. Krischer served as the founding Chairman of the Extended Stay Lodging Council, a division of the American Hotel Motel Association. He has over 19 years experience in real estate development and has been involved in the hospitality industry for thirteen years. From 1974 to 1986, he was a partner with two Atlanta law firms, Arrington, Rubin, Winter, Krischer & Goger and Costanzo & Krischer, where his practice focused on general business law, real estate law and real estate syndication. Mr. Krischer has a Juris Doctor of Law Degree, with honors from Boston College Law School ('73) and a Bachelors degree in Accounting from Brooklyn College.

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

     Robert N. Wilson. Mr. Wilson joined the Company in April, 2000 as its Vice President of Franchising (GuestHouse International Brand). Prior to joining the Company, Mr. Wilson held key development and management positions at Best Western International and Ramada. He is a 25-year veteran of the hotel industry who began his career operating franchised hotels. Mr. Wilson is a graduate of Oklahoma City University with a bachelor of science degree in biology and chemistry. Mr. Wilson has also served as President of the Arizona Licensor/Franchisor Association and member of the Franchisee Relations Committee of the International Franchise Association.

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

     G. Hunter Hilliard. Mr. Hilliard joined the Company in April 1987 as its Vice President - Construction. In addition, since 1980, Mr. Hilliard has been the sole shareholder and Secretary of Acreage Investment Corporation, a real estate and construction consulting firm. He has over 27 years of experience in the development and construction of single and multi-family housing, retail centers and office space.

     Kevin R. Pfannes. Mr. Pfannes joined the Company in January 1996 and was elected Vice President - Development in February 1996. Since May 11, 2000, Mr. Pfannes has served as Vice President, General Counsel and Secretary of the Company. He has 22 years of legal and business experience in the development, acquisition, leasing and financing of a broad range of commercial real estate transactions. From July 1992 through January 1995, Mr. Pfannes served as Director of Operations and Legal Services of General Innkeeping Acceptance Corporation, a wholly-owned subsidiary of Holiday Inns, Inc., which provided financing for Holiday Inn hotels. From January 1986 to July 1992, Mr. Pfannes was a self-employed attorney, and his practice focused on hotel and other commercial real estate matters. Mr. Pfannes served as Development and Real Estate Counsel for Holiday Inns, Inc. from 1984 to 1986. From 1979 to 1984, Mr. Pfannes worked for the Chicago law firm of Rooks, Pitts and Poust, where his practice focused on real estate and lending matters.

     Gregory C. Plank. Mr. Plank attended Cornell University School of Hotel Administration, where he received his Bachelor of Science degree. Mr. Plank's varied background in the hotel industry includes: marketing positions for the advertising agency of Needham & Grohmann in New York from 1968 through 1969 the Sheraton Corporation from 1969 to 1975, and from 1978 to 1986, Leonard, Call Developers during 1975 and Ramada from 1989 to 1991. Mr. Plank has also served as General Manger of a full-service Sheraton Inn in Florida, Vice President & Regional Director of Operations for Sheraton Inns Incorporated, Executive Vice President-Franchise for Forte Hotels from 1991 to 1996 overseeing Travelodge and Thriftlodge in North and South America, and President of Country Hearth Inns from June, 1996 to June, 1999. In June, 1999 Mr. Plank was appointed President of Suburban Lodges of America, Inc. Mr. Plank is a past Chairmen of AH&MA's Economy Lodging Council, serves on the Governmental Affairs Committee of AH&MA and is a member of the Cornell Hotel Society.

     Robert E. Schnelle. Mr. Schnelle joined the Company as Vice-President and Treasurer in April 1999. From August 1991 to August 1998, he served as Treasurer and from August 1998 to March 1999 he served as Vice President and Treasurer of Crown Crafts, Inc., a manufacturer of textile home furnishings products. Prior to that, Mr. Schnelle served as controller for the Memphis Publishing Company. Mr. Schnelle graduated from Xavier University in 1972 with a Bachelors degree in Accounting.

FORWARD LOOKING STATEMENTS

     This Annual Report contains statements concerning the Company's plans, beliefs and expectations for future periods. These "forward-looking statements" may be identified by the use of words such as "intends," "contemplates," "believes," "anticipates," "expects," "should," "could," "would" and words of similar import. These forward-looking statements involve known and unknown risks and uncertainties that could cause actual results to differ materially from the expectations expressed or implied in such statements.

     These risks and uncertainties include, but are not limited to: (i) changes in economic conditions, (ii) reduced demand for and increased supply of extended stay and other forms of lodging, and increased competition at all levels in the hotel industry, (iii) the ability of the Company to achieve desired growth in the number of franchised Suburban Lodge and GuestHouse International hotels,
(iv) various factors affecting the ability of the Company's franchisees (and to a limited extent the Company as it phases out of hotel development) to build or renovate additional hotels including the availability of adequate financing on commercially acceptable terms, development risks and inefficiencies, weather delays, zoning and other governmental and environmental approvals, (v) the ability of the Company's operating and financial system to effectively manage growth, (vi) dependence on senior management, and (vii) the Company's financial condition and the uncertainties set forth in the Company's filings with the Securities and Exchange Commission. Forward-looking statements concerning
HotelTools  are  subject  to  the  foregoing  risks  and  uncertainties  and  to additional risks and uncertainties including, but not limited to: (i) uncertainty as to the demand for its products and services, (ii) the ability of HotelTools to complete market ready and viable products, (iii) the risk that competitors will be able to develop and market products and services that produce results similar to those produced by HotelTools' products, (iv) its ability to obtain sufficient capital to complete the development of its products and services and to successfully market them to the hotel industry, and (v) its future profitability.

ITEM 2.  DESCRIPTION OF HOTELS.

      Suburban Lodge Hotels

         At December 31, 2000, there were 119 existing Suburban Lodge hotels located in 19 states. These hotels contain an aggregate of 16,018 guest rooms and have an average of 135 guest rooms. A newly developed Suburban Lodge hotel is built using either a two-story or three-story interior or exterior corridor design. The two designs have similar architectural styles and guest room floor plans. Each hotel includes guest rooms, a general manager's unit, an office and a guest laundry room. Each guest room includes a combination living room and bedroom, a fully-equipped kitchenette and access to satellite or cable television. Each Suburban Lodge hotel also offers weekly housekeeping and linen service.

         The following tables set forth certain information (AS OF DECEMBER 31, 2000) with respect to both Company-owned and franchised existing hotels, hotels under construction and hotels under development.

                                                                  Date                 Number of
             Existing Company Owned Hotels                        Opened               Rooms (1)
             -----------------------------                        ------               ---------
             Atlanta (Forest Park), GA                            Mar-88                   125
             Atlanta (Fulton Industrial), GA                      Dec-88                   106
             Atlanta  (Norcross), GA                              Jun-89                   128
             Birmingham (Oxmoor), AL                              Jul-90                   151
             Atlanta (Mableton), GA(2)                            Jun-93                    78
             Greenville (Mauldin Road), SC                        Sep-93                   130
             Charlotte (Matthews), NC                             Aug-95                   139
             Atlanta (Lilburn/Highway 78), GA                     Nov-95                   132
             Atlanta (Roswell), GA                                Jun-96                   136
             Atlanta (Douglasville), GA                           Jun-96                   132
             Louisville (Preston Highway), KY                     Aug-96                   150
             Atlanta (Tara Blvd.), GA                             Sep-96                   138
             Greenville (Wade Hampton Blvd.), SC                  Oct-96                   126
             Atlanta (Indian Trail/I-85), GA                      Nov-96                   149
             Knoxville (Kingston Pike), TN                        Dec-96                   132


             Existing Company Owned Hotels (Cont.)
             -------------------------------------

             Atlanta (Northside Drive), GA                        Jan-97                   150
             Chesapeake, VA                                       Feb-97                   132
             Atlanta (Gwinnett Place), GA                         Feb-97                   138
             Charlotte (Pressley I-77), NC                        Mar-97                   131
             Charlotte (University Area), NC                      Apr-97                   138
             Memphis (Hickory Ridge), TN                          Jun-97                   144
             Newport News, VA                                     Jul-97                   134
             Charleston (North Charleston), SC                    Aug-97                   138
             Virginia Beach, VA                                   Oct-97                   138
             Dayton-South, OH                                     Oct-97                   129
             Chattanooga, TN                                      Oct-97                   132
             Indianapolis-NW, IN                                  Nov-97                   135
             Mobile, AL                                           Nov-97                   132
             St. Louis (Hazelwood), MO                            Nov-97                   136
             Cincinnati (Fairfield), OH                           Nov-97                   131
             Columbus (Eastland), OH                              Dec-97                   139
             St. Louis (St. Charles), OH                          Dec-97                   130
             Columbia-Broad River, SC                             Dec-97                   132
             Dallas-North Central, TX                             Dec-97                   144
             San Antonio-North, TX                                Dec-97                   137
             Arlington-South, TX(4)                               Dec-97                   132
             Jackson, MS                                          Jan-98                   132
             Columbus-NW (Franklin), OH                           Jan-98                   127
             Columbus-Northland, OH                               Jan-98                   135
             Indianapolis-East, IN                                Jan-98                   135
             Arlington-North, TX(4)                               Mar-98                   132
             Chicago (Downers Grove), IL                          Apr-98                   133
             El Paso -Airport, TX                                 Jun-98                   138
             Houston- FM1960, TX                                  Jul-98                   138
             Houston -NASA, TX                                    Jul-98                   132
             Dallas (Carrollton), TX                              Aug-98                   138
             Chicago- O'Hare-Airport, IL                          Aug-98                   125
             San Antonio-NE, TX                                   Sep-98                   138
             Salt Lake City (Midvale), UT                         Oct-98                   140
             Minneapolis (Burnsville), MN                         Nov-98                   135
             Cincinnati (Colerain), OH                            Nov-98                   133
             Birmingham (Center Point), AL                        Nov-98                   136
             South Salt Lake, UT                                  Jan-99                   136
             Albuquerque, NM                                      Jan-99                   135
             Minneapolis, (Coon Rapids), MN                       Jan-99                   135
             Houston-NW 290, TX                                   Jan-99                   132
             Tampa (Largo), FL                                    Feb-99                   132
             Dallas-Market Center, TX                             Apr-99                   134
             San Antonio (Leon Valley), TX                        Apr-99                   132


             Existing Company Owned Hotels (Cont.)
             -------------------------------------
             Atlanta (Sandy Springs) GA "Extra"(6)                May-99                    71
             Denver (Aurora), CO                                  May-99                   137
             Richmond-Midlothian, VA                              Dec-99                   137
             Denver (Sheridan), CO                                Jan-00                   135
             Tampa (Brandon), FL                                  May-00                   150
             Chicago (Villa Park), IL "Extra"                     Nov-00                    80
                                                                                         -----
             SUBTOTAL                                                                    8,597
                                                                                         -----

             Existing Franchised Hotels
             --------------------------
             Birmingham (Riverchase/Pelham),AL                    Jun-92                   122
             Atlanta (Stone Mountain), GA                         Nov-92                   132
             Atlanta (Marietta), GA                               Aug-94                   132
             Birmingham (Inverness/Greystone), AL                 Sep-95                   130
             Savannah (Abercorn), GA                              Mar-96                   130
             Atlanta (Lawrenceville), GA                          Jun-96                   132
             Atlanta (Decatur), GA                                Oct-96                   133
             Louisville (Jeffersontown), KY                       Feb-97                   144
             Jacksonville (Bay Meadows), FL                       Apr-97                   138
             Atlanta (Woodstock), GA                              Jul-97                   138
             Cincinnati (Florence), KY                            Aug-97                   144
             Valdosta (Valdosta-Mall Area), GA                    Aug-97                   138
             Montgomery (Montgomery Mall), AL                     Sep-97                   141
             Nashville (Harding Place), TN                        Oct-97                   126
             Fayetteville (Bragg Blvd), NC                        Oct-97                   143
             Charlotte (Pineville), NC                            Oct-97                   137
             Raleigh-South, VA                                    Feb-98                   144
             Augusta-West (Bobby Jones), GA                       Feb-98                   138
             Savannah-North, GA                                   Apr-98                   138
             Eagle (Vail Valley, CO) "Extra"                      Jun-98                   118
             Atlanta (Stockbridge), GA                            Jun-98                   150
             Albany (Albany Mall), GA                             Jun-98                   138
             Jacksonville (Orange Park), FL                       Jun-98                   144
             Greensboro (Wendover I-40), NC                       Sep-98                   144
             Louisville-East (Westport Rd), KY                    Sep-98                   128
             Orlando (Central Park), FL                           Oct-98                   144
             Atlanta (Chamblee), GA                               Oct-98                   150
             Memphis (Bartlett), TN                               Nov-98                   138
             Phoenix (Gilbert), AZ                                Nov-98                   138
             Dothan (Ross Clark Circle), AL                       Dec-98                   138
             Richmond (Broad @ N. Parham), VA                     Jan-99                   143
             Daytona Beach, FL                                    Feb-99                   135
             Houston (Cy Fair-1960), TX                           Feb-99                   150
             Nashville (Hermitage), TN                            Feb-99                   127
             Atlanta (Conyers), GA (5)                            Feb-99                   138

             Existing Franchised Hotels (Continued)
             --------------------------------------
             Atlanta (Thornton Rd.), GA                           Mar-99                   150
             Stuart, FL                                           Mar-99                   126
             Melbourne, FL "Extra"                                Apr-99                   132
             Macon (Eisenhower Pkwy), GA                          Apr-99                   150
             Gautier, MS                                          Apr-99                   126
             Athens (UGA), GA                                     Apr-99                   138
             Orlando (Casselberry), FL                            May-99                   144
             Orlando (Universal Studios Escape), FL               Sep-99                   150
             Pensacola-NAS, FL                                    Sep-99                   128
             Tampa-Airport West, FL                               Oct-99                   136
             Atlanta (Gainesville),GA                             Feb-00                   112
             Jacksonville (St. John's Bluff), FL                  Feb-00                   137
             Charlotte (W T Harris/I-77), NC "Extra"              Mar-00                   127
             Biloxi (D'Iberville), MS                             Mar-00                   132
             Sarasota, FL                                         Apr-00                   152
             Hampton, FL                                          May-00                   141
             Atlanta (Kennesaw), GA                               Jun-00                   149
             Hilton Head, SC                                      Dec-00                   150
             Lakeland, FL                                         Dec-00                   138
             SUBTOTAL
                                                                                         7,421
                                                                                        ------
             SYSTEM-WIDE TOTAL                                                          16,018
                                                                                        ======


                                                                  Estimated              Number of
             Hotels Under Construction (1)                        Opening(3)             Rooms(1)
             -----------------------------                        ----------             --------

             COMPANY OWNED

             Pittsburgh-(North Hills) PA                          2nd Quarter, 2001        124
                                                                                        ------
             SUBTOTAL                                                                      124
                                                                                        ------

                                                                  Estimated              Number of
             Franchise                                            Opening(3)             Rooms(1)
             ---------                                            ----------             --------
             Huntsville, AL                                       1st Quarter, 2001        134
             Myrtle Beach, SC                                     1st Quarter, 2001        132
             Houston (Intercontinental Airport), TX               1st Quarter, 2001        149
             Austin (South), TX                                   2nd Quarter, 2001        137
             Destin, FL                                           2nd Quarter, 2001        100
             Chesapeake (West), VA                                3rd Quarter, 2001         90
                                                                                        ------
             SUBTOTAL                                                                      742
                                                                                        ------
             Total Under Construction                                                      866
                                                                                        ======

             Company Owned Site Inventory (7)
             --------------------------------

             Austin-North, TX
             Tampa-Dale Mabry, FL
             Houston-Medical Center, TX
             Kansas City (Lenexa), KS
             Ft. Lauderdale (Oakland Park), FL
             Phoenix (Tempe), AZ
             Philadelphia-Franklin Mills, PA
             Plano, TX
             Detroit (Fraser), MI
             Philadelphia (Valley Forge), PA
             Denver - Tech Center, CO

             Franchised Hotels Under Development
             -----------------------------------

             Fort Myers, FL                                       4th Quarter, 2001        120
             Chester, VA                                          4th Quarter, 2001        124
             Manassas, VA                                         4th Quarter, 2001        150
             Houston (Dixie Farms), TX                            4th Quarter, 2001        132
             Raleigh, NC                                          4th Quarter, 2002        130


GuestHouse International Inns, Hotels and Suites.
-------------------------------------------------

         At December 31, 2000, there were 65 existing GuestHouse International Inns, Hotels and Suites located in 20 states. These inns, hotels and suites contain an aggregate of 4,883 guestrooms and have an average of 75 guestrooms. GuestHouse International Inns, Hotels and Suites comprise a wide variety of facilities offering overnight stays in the upper economy to mid- market segment. The amenities and facilities offered through the GuestHouse International brand are varied according to individual market needs with the underlying factor being adherence to high-quality standards of cleanliness, safety and service. The following tables set forth certain information as of December 31, 2000 with respect to inns, hotel and suites that are open or under construction.

             Existing Inns, Hotels and Suites                     Date Opened       Number of Rooms
             --------------------------------                     -----------      ---------------
             Little Rock, AR                                      Mar-96                 72
             Chattanooga, TN                                      Apr-96                 31
             St. Augustine, FL                                    Aug-96                 100
             Nashville, TN                                        Jan-97                 108
             Long Beach, CA                                       Mar-97                 143
             Camden, TN                                           Jul-97                 40
             Pageland, SC                                         Aug-97                 23
             Santa Clara, CA                                      Dec-97                 70
             Port Orchard, WA                                     Mar-98                 56
             Bloomington, IL                                      Mar-98                 100
             South Haven, MI                                      Apr-98                 54
             Commerce, GA                                         May-98                 74


             Existing Inns, Hotels and Suites (Continued)         Date Opened       Number of Rooms
             --------------------------------------------         -----------       ---------------

             Keystone, SD                                         May-98                   35
             Warner Robins, GA                                    Sep-98                   50
             Compton, CA                                          Sep-98                   40
             Commerce, CA                                         Oct-98                   70
             Santa Ana, CA                                        Dec-98                   73
             Ft. Myers, FL                                        Feb-99                   34
             Beverly Hills, CA                                    Mar-99                   35
             Ft. Smith, AR                                        Mar-99                   63
             Tumwater, WA                                         Mar-99                   60
             Greenville, SC                                       Apr-99                   96
             Huntsville, AL                                       Apr-99                  112
             Opelika, AL                                          Apr-99                   56
             Tulsa, OK                                            Apr-99                  135
             Gulf Shores, AL                                      Apr-99                   90
             Santa Cruz, CA                                       Apr-99                   36
             Dillon, MT                                           May-99                   58
             Kelso, WA                                            May-99                   59
             Vicksburg, MS                                        May-99                   30
             Buena Park, CA                                       May-99                   40
             Mobile, AL                                           May-99                  112
             San Luis Obispo, CA                                  May-99                   39
             Savannah, GA                                         Jul-99                   56
             Hawthorne, CA                                        Aug-99                   38
             South Gate, CA                                       Sep-99                   49
             Waukesha, WI                                         Oct-99                   91
             Orlando, FL                                          Dec-99                  266
             Glendora, CA                                         Dec-99                   38
             Branson, MO                                          Dec-99                  180
             Hollywood, CA                                        Dec-99                   28
             Miles City, MT                                       Feb-00                   62
             Charlotte, NC                                        Feb-00                   91
             Los Angeles (Olympic Boulevard), CA                  Mar-00                   49
             Valdez, AK                                           Mar-00                   78
             Aberdeen, WA                                         May-00                   60
             Juneau, AK                                           May-00                   96
             Bakersfield, CA                                      Jun-00                   64
             Oceanside, CA                                        Sep-00                   80
             Inglewood, CA                                        Sep-00                   29
             Fullerton, CA                                        Sep-00                   43
             Norco, CA                                            Sep-00                   36
             Payson, AZ                                           Sep-00                   39
             Iron Mountain, MI                                    Sep-00                   63
             Perry, GA                                            Sep-00                   45
             Saugatuck, MI                                        Sep-00                   29
             Manning, SC                                          Sep-00                   58
             Hazel Park, MI                                       Oct-00                  148
             Montgomery, AL                                       Dec-00                  172
             Augusta, GA                                          Dec-00                  110

             Existing Inns, Hotels and Suites (Continued)         Date Opened       Number of Rooms
             --------------------------------------------         -----------       ---------------
             Bismark, ND                                          Dec-00                   224
             Daly City, CA                                        Dec-00                    32
             Hemet, CA                                            Dec-00                    65
             Lake City, FL                                        Dec-00                   120
             Tuscaloosa, AL                                       Dec-00                   150
                                                                                         -----
             SYSTEM-WIDE TOTAL                                                           4,883
                                                                                         ======

             Hotels Under Construction (1)                    Estimated Opening (3)  Number of Rooms
             ---------------------------                      ---------------------  ---------------

             Acworth, GA                                          Mar-01                   60
             Dupont, WA                                           Mar-01                   59
             Fairbanks, AK                                        May-01                  100
             Fontana, CA                                                                   50
             Harbor City, CA                                                               40
             Leeds, AL                                            Apr-01                   40
                                                                                         ----
             TOTAL UNDER CONSTRUCTION                                                     349
                                                                                         ====

             Executed Agreements
             -------------------
             Anaheim, CA                                                                   66
             Balwin Park, CA                                                               70
             Ft. Wayne, IN                                                                 60
             Lavonia, GA                                                                   50
             Mobile, AL                                                                   210
             Omaha, NE                                                                    215
             Pasadena, CA                                                                  70
                                                                                         ----
             TOTAL EXECUTED AGREEMENTS                                                    741
                                                                                         ====

(1)  The number of guestrooms does not include the general manager's unit.

(2) The Mableton hotel was acquired in June 1993 and converted into a Suburban Lodge hotel in October 1994.

(3) The Company believes that each of the hotels under construction or development will open during the period indicated. However, the Company and its franchisees may not be able to complete the construction and development of all of these hotels on schedule. See "Forward Looking Statements."

(4) The Arlington-North, TX and Arlington-South, TX hotels were acquired from a franchisee in July, 1998.

(5) The Company sold the Atlanta (Conyers) GA, Suburban Lodge hotel to a franchisee on March 2, 1999.

(6) The Company acquired the Atlanta (Sandy Springs) GA, Suburban Lodge "Extra" hotel effective January 1, 2000.

(7) The Company may elect to sell or transfer existing company owned sites to other parties for development as Suburban Lodge or GuestHouse International hotels or other purposes.

ITEM 3.  LEGAL PROCEEDINGS.

         Although the Company may be involved in certain claims and litigation which are incidental to the ownership, operation, management and franchising of hotels, such claims and litigation are not expected to have a material adverse impact on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders of the Registrant during the fourth quarter of the fiscal year covered by this Report.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS. PRICE RANGE OF COMMON STOCK

         The Company's Common Stock is quoted on the Nasdaq Stock Market under the symbol "SLAM". Although the Company had only approximately 115 shareholders of record on March 9, 2001, it believes, based on information supplied by its Transfer Agent, that the Company had approximately 1,400 beneficial owners of its common stock on that date. The high and low transaction prices for the common stock as reported on the Nasdaq Stock Market are set forth below.

                                              Price Range
                                              -----------
                                             High          Low
                                             ----          ---
Year Ending December 31, 2000
First Quarter  .......................   $   6.81     $   5.00
Second Quarter .......................       6.66         5.25
Third Quarter  .......................       7.75         5.50
Forth Quarter  .......................       7.00         5.00



Year Ending December 31, 1999
First  Quarter .......................   $   9.75     $   5.31
Second Quarter .......................       7.19         6.06
Third Quarter  .......................       6.88         5.50
Fourth Quarter .......................       6.19         4.75

     The Company has not paid cash dividends on its Common Stock since its inception as a public company in May 1996.

ITEM 6. SELECTED FINANCIAL DATA

The  accompanying   selected  financial  and  operating  data  is  presented  in thousands, except for per share data, operating data and the number of hotels open at the end of each period.


                                      2000            1999            1998             1997            1996
                                   --------        --------        --------        --------        --------
FOR THE YEAR:
Hotel revenues                     $ 70,672        $ 62,466        $ 44,756        $ 21,822        $  8,349
Franchise and other revenue           4,611           3,446           1,702           1,373             917
                                   --------        --------        --------        --------        --------
Total revenue                        75,283          65,912          46,458          23,195           9,266

Hotel operating expenses             38,496          32,876          22,754          11,204           3,910

Income from operations               15,512          17,520          12,353           7,107           3,031

Net income (1)                        5,263           8,045           2,562           6,724           2,385

Earnings per share:
   Basic and diluted               $   0.41        $   0.53        $   0.17        $   0.53
   Pro forma (2)                                                                                   $   0.31

Operating Data (3) :
   Average Weekly Rate (4)         $ 195.78        $ 191.18        $ 174.85        $ 157.27        $ 155.84
   Weekly RevPAR (4)               $ 155.66        $ 150.00        $ 142.60        $ 134.13        $ 138.92

AT YEAR END:
Total assets                       $337,626        $321,082        $307,298        $242,854        $131,000

Long-term debt                      119,574          97,891          74,735          25,005          15,000

Cash dividends declared                None            None            None            None            None

Number of hotels open:
   Owned                                 65              61              53              39              14
   Franchised                           119              92              30              17              10
                                   --------        --------        --------        --------        --------
   System-wide                          184             153              83              56              24


(1) Prior to the company's initial public offering on May 29, 1996, the Company's hotels were owned by entities that were not subject to income taxes. Accordingly, net income for a portion of 1996 does not reflect a provision for income taxes with respect to earnings generated by the Company's hotels.

(2) Prior to the Company's initial public offering on May 29, 1996, the number of outstanding shares of the Company was substantially less than the number of such shares outstanding after the initial public offering. Accordingly, the Company believes that the presentation of historical per share information for periods prior to 1997 is not meaningful. For comparative purposes, pro forma earnings per share for the year ended December 31, 1996, have been calculated by dividing net income adjusted to provide for income taxes assuming a 37.5% effective income tax rate by the weighted number of shares of common stock deemed to have been outstanding during the period.

(3)  Data is for Company-owned hotels.

(4) Data is calculated starting on the first day of the calendar month following the month in which the hotel was opened.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON  OF THE YEAR ENDED  DECEMBER 31, 2000 TO THE YEAR ENDED  DECEMBER 31,
1999

Hotel revenues increased by $8.2 million, or 13%, from $62.5 million in 1999 to $70.7 million in 2000. The largest portion ($4.0 million) of the increase was attributed to the nine hotels that opened during 1999 and operated throughout 2000. Four hotels that opened or were acquired by the Company during 2000 accounted for $3.0 million of the increase. Fifty-two hotels that operated throughout both 1999 and 2000 accounted for $1.4 million of the increase in hotel revenues. These 52 hotels increased their combined Average Weekly Rate
(AWR) by 2%, from $189.83 to $193.05. Occupancies at these hotels declined slightly from 79.8% to 79.4% while Weekly Revenue per Available Room (RevPAR) increased 1% from $151.23 to $153.31. For all Company-owned hotels, AWR increased to $195.78 in 2000 from $191.18 in 1999, occupancy increased to 79.5% in 2000 from 78.6% in 1999, and RevPAR increased to $155.66 in 2000 from $150.00 in 1999.

The increases contributed by these three groups of hotels were offset by a $0.2 million decrease in hotel revenues in a hotel that was owned and operated by the Company until sold to a franchisee in February 1999.

Franchise and other revenues increased by $1.2 million, or 34%, to $4.6 million in 2000. The largest portion ($0.9 million) of the increase was attributed to franchise fees and royalties for the GuestHouse International brand, which was acquired on June 1, 1999. Franchise fees for the Suburban Lodge hotel brand increased $0.4 million due to the larger number of franchised locations open during 2000. At December 31, 2000, 54 franchised Suburban Lodge hotels were operating as compared with 46 at December 31, 1999. At December 31, 2000, independent franchisees owned and operated 65 GuestHouse International hotels compared to 46 at December 31, 1999. Other revenues declined $0.1 million primarily because the Company earned no development or construction revenue in 2000 compared to $64,000 earned in 1999. Management fees were flat in 2000 compared to 1999 despite a decline in the number of hotels being managed. The Company was managing ten Suburban Lodge hotels for its franchisees at December 31, 2000, compared to twenty hotels at December 31, 1999. The decline in the number of managed hotels was due to a decision by one franchise group to start a management company to manage its four Suburban Lodge hotels and other properties. In addition, two franchisees moved the management of three Suburban Lodge hotels to independent management companies and one franchise group elected to manage their two Suburban Lodge hotels themselves. One of the hotels managed by the Company at December 31, 1999, was purchased by the Company in January 2000.

The increase in the number of hotels open and operated by franchisees at December 31, 2000, and the reduced number of hotels opened by the Company during 2000 are the result of the Company substantially increasing its focus on franchising activities in order to enable growth in a significantly less capital intensive manner than had been the case in the past.

Hotel operating expenses increased approximately $5.6 million, or 17.1%, from $32.9 million in 1999 to $38.5 million in 2000. The most significant portion ($2.4 million) of the increase was attributable to the 52 hotels that operated the full year in both 1999 and 2000. The nine hotels that opened during 1999 accounted for $1.7 million of the increase in hotel operating expense, while the four hotels that opened or were acquired by the Company in 2000 accounted for $1.6 million of the increase.

The increases attributable to these three groups of hotels were offset by a $0.1 million decrease in hotel operating expenses in the hotel that was owned and operated by the Company until sold to a franchisee in February 1999.

Corporate operating expenses increased $3.0 million, or 38.1%, from $8.0 million in 1999 to $11.0 million in 2000. Of this increase, approximately $1.5 million was attributable to the inclusion of a full year of operating expenses of GuestHouse International. Additionally, the amount of corporate overhead that was project-related, and is therefore capitalized as hotel-construction cost, was $0.9 million less in 2000 than in 1999. Excluding the incremental impact on reported operating expenses of GuestHouse International and lower capitalization of project-related expenses, corporate operating expenses in 2000 increased by 8.0% over such amounts for 1999. The primary reasons for this increase are additional staffing needed to support the growth of the Company's franchising business and increased rent for the corporate headquarters.

Depreciation and amortization increased by $1.1 million, or 13.5%, from $8.5 million in 1999 to $9.6 million in 2000. Of this increase, $0.1 million was attributable to leasehold improvements and equipment at the corporate headquarters. Hotel properties accounted for $0.9 million of the increase. In addition, $0.1 million was attributable to amortization of certain intangible assets (franchise contract rights and goodwill) recognized in connection with the GuestHouse International acquisition in 1999 and the acquisition of an additional 50% interest in a hotel at the beginning of 2000.

The four hotels that opened or were acquired by the Company during 2000 accounted for $0.4 million of the increase in depreciation and amortization for hotel properties. The nine hotels that were opened by the Company in 1999 accounted for $0.4 million of the increase and the 52 hotels that operated throughout both 1999 and 2000 accounted for $0.1 million of the increase.

The impairment of long-lived assets recorded in the current year represents the write-down of an undeveloped site to market value.

During 1999, the Company sold a hotel resulting in a pre-tax gain of approximately $1,145,000. The hotel continues to operate as a Suburban Lodge under agreements that generate franchise and management fee income for the Company.

Interest income earned on excess funds invested during 2000 was $1.0 million compared to $1.4 million for 1999. The decrease in interest income was due to lower invested cash balances during 2000.

Interest expense, net of interest capitalized of $0.7 million and $1.9 million in 2000 and 1999 respectively, was $8.9 million in 2000 and $6.4 million in 1999. The increase in total interest charges incurred was due to higher levels of debt outstanding. See the "Liquidity and Capital Resources" section for a discussion of the Company's debt strategy.

The proceeds from legal settlement of $842,000 recorded in 2000 represent amounts received in settlement of a claim for lost profits associated with an abandoned development project. The Company also received $315,000 as a part of this settlement representing reimbursement of certain costs and expenses.

The effective income tax rate for 2000 was 38.0% compared to 36.9% in 1999. The increase in 2000 was primarily due to higher effective state income tax rates and a reduction in the amount of interest income that was exempt from federal income tax.

COMPARISON  OF THE YEAR ENDED  DECEMBER 31, 1999 TO THE YEAR ENDED  DECEMBER 31,
1998

Hotel revenues increased by $17.7 million, or 40%, from $44.8 million in 1998 to $62.5 million in 1999. The largest portion ($10.4 million) of the increase was attributed to the fourteen hotels that opened or were acquired by the Company during 1998 and operated throughout 1999. Nine hotels that opened during 1999 accounted for $6.4 million of the increase. Thirty-eight hotels that operated throughout both 1998 and 1999 accounted for $1.8 million of the increase in hotel revenues. These thirty-eight hotels increased their combined Average Weekly Rate (AWR) by 8%, from $172.05 to $185.35. Occupancies at these hotels declined from 84.0% to 81.7% percent, while Weekly Revenue per Available Room (RevPAR) increased 5.0%, from $144.68 to $151.39. For all company-owned hotels, AWR increased to $191.18 in 1999 from $174.85 in 1998, occupancy declined to 78.6% in 1999 from 81.8% in 1998, and RevPAR increased to $150.00 in 1999 from $142.60 in 1998.

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

Hotel operating expenses increased approximately $10.1 million, or 44.5%, from $22.8 million in 1998 to $32.9 million in 1999. The most significant portion ($5.4 million) of the increase was attributable to the 14 hotels that opened or were acquired by the Company during 1998 and operated a full year in 1999. The nine hotels that opened during 1999 accounted for $3.6 million of the increase in hotel operating expense, while the 38 hotels that operated the full year in both 1998 and 1999 accounted for $1.5 million of the increase.

The increases attributable to these three groups of hotels were offset by a $0.4 million decrease in hotel operating expenses in the hotel that was owned and operated by the Company throughout 1998 and was sold to a franchisee in February 1999.

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

The largest portion ($1.2 million) of the increase in depreciation and amortization for hotel properties was attributable to the 14 hotels that opened or were acquired by the Company in 1998. The nine hotels that opened during 1999 accounted for $1.0 million of the increase, and the 38 hotels that operated throughout both 1998 and 1999 accounted for $0.4 million of the increase. These increases were offset by a $0.1 million decrease in depreciation expense on the hotel that was sold to a franchisee in February 1999.

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

SEASONALITY

Following their initial ramp-up, the Company's hotels typically experience lower average occupancy rates and total revenues in the first and fourth calendar quarters of each year. The Company believes that this seasonal trend mirrors the trend in the lodging industry as a whole.

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

During the latter portion of 1998, the Company revised its financing strategy to emphasize traditional longer-term mortgages to fund the construction of hotels rather than relying on bank lines of credit with shorter final maturities. The Company plans to use its current bank revolving credit facility to fund special projects, repurchase shares of its outstanding common stock and meet operating cash needs as necessary.

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

Effective September 27, 2000, the Company executed an amended and restated loan agreement with SouthTrust Bank which replaced the line of credit agreement executed on February 18, 2000. The agreement consists of a $10 million term loan and a revolving line of credit facility for amounts up to $15 million. A total of 10 Company-owned hotels are pledged as collateral on this loan agreement. Borrowings under the line of credit facility will bear interest, at the Company's option, at (i) the bank's prime rate or (ii) the Euro Rate plus 200 basis points. The line of credit facility expires on September 30, 2003. At December 31, 2000, there were borrowings outstanding of $3.0 million under the line of credit. The interest rate on the term loan was based on the Euro Rate plus 175 basis points through December 31, 2000. Commencing January 1, 2001, the interest rate is based on the Euro Rate plus 200 basis points. The term loan requires monthly payments of interest only through September 30, 2001. Beginning October 1, 2001, the term loan requires monthly payments of principal and interest based on a 20 year amortization period with a final maturity of September 30, 2008. Among other covenants, the agreement requires the Company to maintain certain financial ratios and a minimum level of tangible net worth. The agreement also places restrictions on the amount of loans and advances the Company can make to third parties. At December 31, 2000, the Company was in compliance with these requirements.

At December 31, 2000, the Company had approximately $121.1 million outstanding under long-term mortgage loan arrangements, including the amounts due to SouthTrust under the arrangements described in the preceding paragraph and amounts classified as current maturities of long-term debt at that date. In the aggregate, these loans require monthly principal and interest payments of $1,019,000. The final maturity dates for these loans range from February 1, 2005 to July 1, 2009.

In the fall of 1999, the Company licensed to HotelTools, Inc. the use of its proprietary hotel management and reservation systems, and at that time
HotelTools assumed the costs of the continued maintenance and development of these systems. HotelTools intends to market the fully developed systems to hotel owners and operators, including Suburban Lodges. The Chief Executive Officer and sole shareholder of Hoteltools, Inc. is Seth Christian, the former Vice President of Operations of Suburban Lodges of America, Inc.

To date, all funding for HotelTools' operations has been provided, in the form of secured loans, by the Company and from the proceeds of an equipment sale-lease back transaction. During 2000, the Company made loans of $8.7 million to HotelTools, Inc., of which approximately $1.1 million was repaid from the proceeds of the sale-leaseback. As of December 31, 2000, the Company had outstanding loans to HotelTools, Inc. of approximately $8.0 million. The Company anticipates that, in the absence of funding from third parties, it will continue to make loans to HotelTools. Based on HotelTools' operating forecasts, which have been reviewed with the Company, the total loans made during 2001 could be as much as $7.0 million. The loans are payable on demand, and bear interest at an annual rate of 7.0%. At the present time, HotelTools does not have the cash available to pay interest or repay any portion of the loans; therefore, the loans are accounted for on a cost recovery basis and interest income is not recognized on such loans. In exchange for its financial support, the Company received from HotelTools, Inc., a stock purchase warrant to purchase up to 20 million shares of the common stock of HotelTools at a nominal cost. Although such shares would constitute in excess of 99% of the equity of HotelTools based on its present capitalization, HotelTools is actively seeking equity investors, and it is expected that the Company's potential ownership through the exercise of its warrant will be reduced if such additional equity funding can be secured.

The Company has been authorized by its Board of Directors to repurchase up to 4,500,000 shares of its outstanding common stock. As of December 31, 2000, the Company had purchased a total of 3,735,398 shares at a cost of $22,715,000.

At December 31, 2000, the Company had one hotel under construction which is expected to open during the first half of 2001. The Company had also begun development of another hotel which is expected to break ground in the second quarter of 2001. The Company expects that the costs of constructing these hotels will be substantially provided by proceeds of the term loan described above and by a construction loan.

In the future, the Company expects its cash requirements to be met by funds generated from operations, occasional sales of its hotel properties, construction loans made to build out certain of its unimproved sites and borrowings under its bank line of credit. The Company's net cash flow from operating activities increased from $7.1 million in 1998 to $15.2 million in 1999 and to $17.3 million in 2000.

CERTAIN RISK FACTORS

In evaluating the Company and its prospects, certain risks, including those described in this section and those listed under "Forward Looking Statements," should be considered. Such risks are not the only ones the Company faces. Additionally, some risks that are not currently known and others that the Company does not consider material could later turn out to be so.

During 1999, in the face of substantial tightening of public and private sources of funding for hotel construction, the Company determined that it would focus its growth plans on franchising. Prior to that time, the Company had focused on developing and operating its own Suburban Lodge extended stay hotels. Because the operating characteristics of these hotels were so strong, several third-party developers and operators had also opened a total of 30 Suburban Lodge extended stay hotels through December 31, 1998.

In order to enhance its franchising strategy, the Company acquired a nightly-stay hotel brand (GuestHouse International) and increased its sales force from one franchise sales director at May 31, 1999, to fifteen by the end of 1999. During 2001, the Company intends to increase its franchise sales staff to 22 sales directors.

The franchise business is highly competitive and, particularly with respect to the Suburban Lodge brand which consists almost entirely of newly-constructed hotels, is subject to the availability of substantial bank credit in the form of construction loans that convert to permanent financing.

During 2000, nine Suburban Lodge hotels were opened by franchisees and three were opened by the Company. Twenty-five GuestHouse International hotels were opened by franchisees in 2000. This was the Company's best year with respect to franchise openings. The Company expects to open approximately 51 franchised hotels during 2001, six Suburban Lodge extended stay hotels and 45 GuestHouse International hotels. The Company also expects to open one Company-owned Suburban Lodge extended stay hotel in 2001 and break ground on one other. The Company can provide no assurance that all of these hotels will be opened by December 31, 2001.

The Company has determined that, when its franchising revenues have grown to a more significant level, it will become more aggressive in its efforts to sell its own operating hotels. The Company's ultimate objective is to own no real estate, although this objective may take several years to accomplish. The
Company's present intent is to sell its hotels only to parties who are interested in entering into a franchise agreement and operating the hotels under the Suburban Lodge brand. Thirty-two of the Company's hotels have been grouped into mortgage pools of five or six hotels each. The Company believes that these hotels may be difficult to sell since, essentially, the pools must remain intact and the debt must remain in place until December 31, 2008, or June 30, 2009, depending on the pool. While the geographic dispersion of the hotels in each group might make the pools unattractive to some franchisees, the Company believes that the debt terms would be attractive to such franchisees.

To date, one sale of a Company-developed hotel has occurred. This was in February 1999 and it resulted in a gain of $1.1 million dollars. Many factors influence the selling price of real estate assets, the most important of which are operating results for the most recent twelve-month period prior to the sale and the current interest rate environment for hotel loans. Accordingly, the Company cannot predict its ability to sell its hotels nor can it be assured that future hotel sales will result in gains.

From time to time, the Company studies business and strategic opportunities to determine if specific transactions would have the potential of enhancing shareholder value. These activities have included the review of possible acquisitions or other business combinations, some of which, if consummated, could result in the discontinuance of the Company's loans to HotelTools. In such event, unless other funding was available, HotelTools could cease operating and be unable to repay its loans from the Company. In the event HotelTools is unable to repay its loans from the Company, the Company could recognize a loss up to the full amount of its loans; however, the Company would seek to minimize any such loss by exercising its security rights against HotelTools' developed software and its owned hardware. The software is currently in beta test and has been installed in one Suburban Lodge hotel. There can be no assurance that HotelTools' assets would have a substantial value to the Company if such events were to transpire.

The Company is also a guarantor on the equipment financing lease for HotelTools. The total amount of the lease obligation is $1.4 million.

RECENT ACCOUNTING PRONOUNCEMENTS

As of January 1, 2001, the Company adopted the Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities" as amended in June 2000 by Statement of Financial Accounting Standards No. 138 (SFAS 138), "Accounting for Certain Derivative Instruments and Certain Hedging Activities (an amendment of FASB Statement No. 133)." SFAS 133, as amended by SFAS 138, requires companies to recognize all derivatives as either assets or liabilities in the balance sheet and measure such instruments at fair value. The adoption of these statements had no impact on the Company's consolidated financial statements.

In December 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." The adoption of SAB 101 has had no impact on the Company's consolidated financial statements. The Company will continue to analyze the possible impact of SAB 101, including any amendents or further interpretation, based upon the relevant facts and circumstances at the time of future transactions.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to changes in interest rates primarily as a result of its borrowing activities.

At December 31, 2000, the Company had debt outstanding totaling $121.1 million. Approximately $99.8 million of this amount was represented by fixed rate mortgage loans. The interest rate on approximately $9.9 million of these mortgage loans will adjust on April 1, 2002 and again on April 1, 2005 for $6.7 million of the loans. One loan of approximately $3.1 million matures on April 1, 2005. The interest rate on approximately $2.6 million of the loans is adjustable every year on April 1.

Outstanding borrowings on three construction loans totaled $8.3 million at December 31, 2000. The Company expects to draw an additional $4.1 million on these loans by the end of the second quarter of 2001. One of the construction loans with a balance of $3.1 million at December 31, 2000, has a fixed interest rate that is adjustable on October 1, 2002, and again on October 1, 2005. The other two loans are at variable interest rates. The remaining $13.0 million of debt outstanding at December 31, 2000 consisted of a $10.0 million variable rate term loan with SouthTrust Bank and $3.0 million borrowed under a line of credit with SouthTrust Bank. The line of credit borrowings were repaid in January 2001.

The total amount of variable rate debt and fixed rate debt adjustable within one year outstanding at December 31, 2000, plus the additional draws expected to be made on these loans through the end of the second quarter of 2001, is approximately $28.0 million. Accordingly, each one percent change in market interest rates will change interest expense by approximately $280,000 on an annual basis.

The Company's cash and cash equivalents are short-term and highly-liquid investments with original maturities of three months or less. Accordingly, a change in market interest rates has a nearly immediate effect on interest earned by the Company on its invested cash. For the foreseeable future, the Company reasonably expects that its average invested cash balance will approximate $4 million. Accordingly, each one percent change in market interest rates will change interest income by approximately $40,000 on an annual basis.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item is included in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the caption "Quantitative and Qualitative Disclosures About Market Risk."

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Independent Auditors' Report, the Consolidated Financial Statements and Notes to the Consolidated Financial Statements that appear on pages F-1 through F-16 herein are incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information contained under the heading "Information about the Nominees and the Continuing Directors" in the definitive Proxy Statement to be used in connection with the solicitation of proxies for the Company's 2001 Annual Meeting of Shareholders, to be filed with the Commission, is incorporated herein by reference. Pursuant to instruction 3 to paragraph (b) of Item 401 of Regulation S-K, information relating to the executive officers of the Company is included in Item 1 of this Report.

ITEM 11.  EXECUTIVE COMPENSATION.

         The information contained under the heading "Executive Compensation" in the definitive Proxy Statement to be used in connection with the solicitation of proxies for the Company's 2001 Annual Meeting of Shareholders, to be filed with the Commission, is incorporated herein by reference. In no event shall the information contained in the Proxy Statement under the heading "Shareholder Return Performance Graph" be deemed incorporated herein by such reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information contained under the heading "Beneficial Ownership of Securities and Voting Rights-Voting Securities and Principal Holders" in the definitive Proxy Statement to be used in connection with the solicitation of proxies for the Company's 2001 Annual Meeting of Shareholders, to be filed with the Commission, is incorporated herein by reference. For purposes of determining the aggregate market value of the Company's voting stock held by nonaffiliates, shares held by all directors and executive officers of the Company have been excluded. The exclusion of such shares is not intended to, and shall not, constitute a determination as to which persons or entities may be "affiliates" of the Company as defined by the Commission.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) The following financial statements and notes thereto are incorporated by reference in Item 8 of this Report:


     1.   FINANCIAL STATEMENTS

          Description
          -----------

          Independent Auditors' Report

          Consolidated Balance Sheets at December 31, 2000 and 1999

          Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and 1998

          Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2000, 1999 and 1998

          Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998

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

         3.       EXHIBITS

         The exhibits set forth below are required to be filed with this Report pursuant to Item 601 of Regulation S-K:

                                                       INCORPORATED BY                                             EXHIBIT
                                                        REFERENCE TO                                               NUMBER IN
  EXHIBIT                                              REGISTRATION OR      FORM OF REPORT                           REPORT
    NO.                    DESCRIPTION                   FILE NUMBER                            DATE OF REPORT
------------- -------------------------------------- -------------------- ------------------- -------------------- -----------

   3.1          Amended and Restated Articles of the      333-2876                  S-1          March 28, 1996**     3.1
                Company

   3.2          Amended and Restated By-laws of the       000-28108                 10-K         March 28,1997        3.2
                Company, Amended as of March 17, 1997

   4.1          Form of Common Stock Certificate of       333-2876            Amendment No. 1    May 7, 1996          4.1
                the Company                                                        to S-1

  10.1          Form of Acquisition Agreement and         333-2876                  S-1          March 28, 1996       10.1
                Plan of Merger (with accompanying
                schedule)

  10.2          Purchase and Sale Agreement by and        333-2876                  S-1          March 28, 1996       10.2
                between Suburban Holdings, L.P. and
                Gulf Coast Associates, Ltd.

  10.3          Purchase and Sale Agreement by and       333-2876                  S-1          March 28, 1996       10.3
                between Suburban Holdings, L.P. and
                Omnicorp Resources, Inc.

  10.4          Form of Agreement and Consent of          333-2876                  S-1         March 28, 1996       10.4
                Partners of each of the Affiliated
                Entities and Third Party Sellers

  10.5          Suburban Lodges of America, Inc.          333-2876           Amendment No. 1    May 7, 1996          10.5
                Stock Option and Incentive Award Plan                          to S-1

  10.6          Suburban Lodges of America, Inc.          333-2876           Amendment No. 1    May 7, 1996          10.6
                Non-Employee Directors' Stock Option                            to S-1
                and Fee Plan

  10.7          Form of Indemnification Agreement         333-2876                 S-1          March 28, 1996       10.7
                between Suburban Lodges of America,
                Inc. and its directors and officers

  10.8          Registration Rights Agreement among       333-2876                 S-1          March 28, 1996       10.8
                Suburban Lodges of America, Inc. and
                Certain Shareholders

  10.9          Form of Franchise Agreement, as           333-35871          Amendment No. 2    October 9, 1997      10.9.a.
                amended                                                        to S-3

  10.10         Form of Development and                   333-2876                 S-1          March 28, 1996       10.10
                Design/Building Agreement

  10.11         Form of Management Agreement              333-2876                 S-1          March 28, 1996       10.11

  10.12         Management Agreement between              333-2876                 S-1          March 28, 1996       10.12
                Suburban Management, Inc. and Gulf
                Coast Associates, Ltd.

  10.13         Consulting Agreement with Legacy          333-2876                 S-1          March 28, 1996       10.13
                Securities Corp.

                                                       INCORPORATED BY                                             EXHIBIT
                                                        REFERENCE TO                                               NUMBER IN
  EXHIBIT                                              REGISTRATION OR      FORM OF REPORT                           REPORT
    NO.                    DESCRIPTION                   FILE NUMBER                            DATE OF REPORT
------------- -------------------------------------- -------------------- ------------------- -------------------- -----------
  10.14         Acknowledgment and Agreement between   333-2876                   S-1          March 28, 1996       10.14
                Suburban Lodges of America, Inc. and
                Young Consulting, Inc. re. Company's
                proprietary computer software

  10.15         Suburban Lodge 401(k) Savings Plan     333-2876                   S-1          May 20, 1996         10.15

  10.16         Rights Agreement                       333-2876            Amendment No. 1     May 7, 1996          10.16
                                                                              to S-1

  10.17         Commitment Letter for the Line of      333-2876            Amendment No. 1     May 7, 1996          10.17
                Credit                                                          to S-1


  10.18         Preliminary Agreement for a License    000-28108                  10-K         March 28, 1997       10.18
                to Develop a Suburban Lodge Unit
                between Suburban Franchise Systems,
                Inc. and E.E.B. Lodging Systems LLC

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

  10.20         Development and Design/Build           000-28108                  10-K         March 28, 1997       10.20
                Agreement for Suburban Lodge of
                Arlington South

  10.21         Development and Design/Build           000-28108                  10-K         March 28, 1997       10.21
                Agreement for Suburban Lodge of
                Lewisville, Texas

  10.22         Registration Rights Agreement among    000-28108                  8-K          March 17, 1997       10.19
                the Registrant and Certain
                Shareholders

  10.23         Office Lease between the Registrant    333-35871            Amendment No. 2    October 9, 1997      10.20
                and Massachusetts Mutual Life                                    to S-3
                Insurance Company

  10.24         Deed to Secure Debt and Security       000-28108                  10-K         March 31, 1999       10.24
                Agreement with Finova Realty Capital
                Inc. and schedule of omitted
                documents

  10.25         Promissory Note to Finova Realty       000-28108                  10-K         March 31, 1999       10.25
                Capital Inc. and schedule of omitted
                documents

  10.26         Security Agreement in favor of         000-28108                  10-K         March 31, 1999       10.26
                Finova Realty Capital Inc. and
                schedule of omitted documents


                                                       INCORPORATED BY                                             EXHIBIT
                                                        REFERENCE TO                                               NUMBER IN
  EXHIBIT                                              REGISTRATION OR      FORM OF REPORT                           REPORT
    NO.                    DESCRIPTION                   FILE NUMBER                            DATE OF REPORT
------------- -------------------------------------- -------------------- ------------------- -------------------- -----------

  10.27         Assignment of Financial Agreements     000-28108                  10-K         March 31, 1999         10.27
                and Franchisor's Consent and
                Subordination of Franchise
                Agreements in favor of Finova Realty
                Capital Inc. and schedule of omitted
                documents

  10.28         Change of Control Agreement            000-28108                  10-K         March 31, 1999       10.28

  10.29         8.375% Adjustable Rate Note of         000-28108                  10-K         March 30, 2000       10.29
                Suburban Holdings, L.P. dated March
                31, 1999 in the amount of
                $4,000,000.00 in favor of Empire
                Financial Services, Inc., guaranteed
                by the Registrant, and schedule of
                omitted similar documents

  10.30         Unconditional Guaranty of Payment      000-28108                  10-K         March 30, 2000       10.30
                and Performance to Empire Financial
                Services, Inc. dated March 31, 1999
                and schedule of omitted similar
                documents

  10.31         Line of Credit Note dated February     000-28108                  10-K         March 30, 2000       10.31
                18, 2000 in the face amount of
                $15,000,000 in favor of Southtrust
                Bank, N.A.

  10.32         Additional schedule of omitted         000-28108                  10-K         March 30, 2000       10.32
                similar documents (filed herewith)
                to Deed to Secure Debt and Security
                Agreement with Finova Realty Capital
                Inc. incorporated by reference to
                Exhibit 10.24 to the Company's
                Annual Report on Form 10-K for the
                year ended December 31, 1998

  10.33         Additional schedule of omitted         000-28108                  10-K         March 30, 2000       10.33
                similar documents (filed herewith)
                to Promissory Note to Finova Realty
                Capital Inc. incorporated by
                reference to Exhibit 10.25 to the
                Company's Annual Report on Form 10-K
                for the year ended December 31, 1998



                                                       INCORPORATED BY                                             EXHIBIT
                                                        REFERENCE TO                                               NUMBER IN
  EXHIBIT                                              REGISTRATION OR      FORM OF REPORT                           REPORT
    NO.                    DESCRIPTION                   FILE NUMBER                            DATE OF REPORT
------------- -------------------------------------- -------------------- ------------------- -------------------- -----------
  10.34         Additional schedule of omitted         000-28108                  10-K         March 30, 2000       10.34
                similar documents (filed herewith)
                to Security Agreement in favor of
                Finova Realty Capital Inc.
                incorporated by reference to Exhibit
                10.26 to the Company's Annual Report
                on Form 10-K for the year ended
                December 31, 1998

  10.35         Additional schedule of omitted         000-28108                   10-K         March 30, 2000       10.35
                similar documents (filed herewith)
                to Assignment of Franchise
                Agreements and Franchisor's Consent
                and Subordination of Franchise
                Agreements in favor of Finova Realty
                Capital Inc. incorporated by
                reference to Exhibit 10.27 to the
                Company's Annual Report on Form 10-K
                for the year ended December 31, 1998

  10.36         Area Development Agreement dated as    000-28108                   10-K         March 30, 2000       10.36
                of March 3, 1998 between GuestHouse
                International LLC and Western Steel,
                Inc., together with the First
                Amendment and the Montana Amendment
                thereto

  10.37         Amended and Restated Loan Agreement    *
                dated as of September 27, 2000
                between Southtrust Bank, N.A.,
                Suburban Lodges of America, Inc., et
                al.

  10.38         Non-Revolving Draw-Down Term Note,     *
                dated September 27, 2000

  10.39         Amended and Restated Line of Credit    *
                Note, dated September 27, 2000

  21.1          Subsidiaries of the Registrant         000028108                  10-K          March 31, 1999       21.1

  23.1          Consent of Deloitte & Touche, L.L.P.   *

     *    Filed  herewith.

     ** Originally filed on the date set forth above and refiled pursuant to Regulation S-T on May 7, 1996.



(b) No reports on Form 8-K have been filed during the last quarter covered by this report.

                        Suburban Lodges of America, Inc.

                        Index to Financial Statements and

                    Consolidated Financial Statement Schedule

Index To Financial Statements and Consolidated Financial Statement Schedule                      F-1

Independent Auditors' Report                                                                     F-2

Consolidated Balance Sheets at December 31, 2000 and 1999                                        F-3

Consolidated Statements of Operations for the Years Ended December 31, 2000, 1999
and 1998                                                                                         F-4

Consolidated  Statements of Changes in Shareholders'  Equity for the Years Ended
      December 31, 2000, 1999 and 1998                                                           F-5

Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999
and 1998                                                                                         F-6

Notes to Consolidated Financial Statements                                               F-7 to F-16

Schedule V- Valuation and Qualifying Accounts                                                   F-17

                          Independent Auditors' Report


BOARD OF DIRECTORS
Suburban Lodges of America, Inc.


We have audited the accompanying consolidated balance sheets of Suburban Lodges of America, Inc. ("Suburban Lodges") as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index to Consolidated Financial Statements and Consolidated Financial Statement Schedule. These consolidated financial statements and the consolidated financial statement schedule are the responsibility of Suburban Lodges' management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Suburban Lodges as of December 31, 2000 and 1999, and the consolidated results of its operations and cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP

Atlanta, Georgia
February 23, 2001

                                     Suburban Lodges of America, Inc.
                                        Consolidated Balance Sheets
                                              (in thousands)

                                                                                         December 31,
                                                                                  -----------------------
                                                                                    2000             1999
                                                                                  --------        --------
Assets:
Current assets:
    Cash and cash equivalents                                                     $ 10,856        $  9,862
    Accounts receivable, net of reserves of $327 (2000) and $191 (1999)              1,520           1,852
    Hotel inventory and supplies                                                     2,538           2,290
    Prepaid and refundable income taxes                                                260           1,163
    Deferred income taxes                                                              469             448
    Prepaid expenses and other current assets                                        2,081           1,511
                                                                                  --------        --------
        Total current assets                                                        17,724          17,126
Property and equipment, net of accumulated depreciation
    and amortization of $27,863 (2000) and $18,600 (1999)                          299,392         291,269
Notes receivable from HotelTools, Inc.                                               7,997             344
Other notes receivable                                                               4,508           4,992
Acquired intangible assets                                                           3,515           3,617
Deferred loan costs                                                                  2,097           1,721
Other assets                                                                         2,393           2,013
                                                                                  --------        --------
TOTAL ASSETS                                                                      $337,626        $321,082
                                                                                  ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
    Current portion of long-term debt                                             $  1,547        $  1,228
    Construction accounts payable                                                    1,314           1,752
    Trade accounts payable                                                           3,161           3,207
    Accrued property taxes                                                             720           1,113
    Accrued wages and benefits                                                         703             507
    Other accrued liabilities                                                        1,504             615
    Other current liabilities                                                          648             591
                                                                                  --------        --------
        Total current                                                                9,597           9,013
liabilities
                                                                                  --------        --------
Long-term debt, excluding current portion                                          119,574          97,891
Deferred income taxes                                                                3,958           2,333
Other liabilities                                                                      167              84
                                                                                  --------        --------
        Total liabilities                                                          133,296         109,321
                                                                                  --------        --------
Shareholders' equity:
    Common stock, $0.01 par value per share, 100,000,000 shares authorized             157             157
    Additional paid-in capital                                                     202,280         202,250
    Retained earnings                                                               24,608          19,345
                                                                                  --------        --------
                                                                                   227,045         221,752
    Less treasury stock, at cost                                                    22,715           9,991
                                                                                  --------        --------
        Shareholders' equity - net                                                 204,330         211,761
                                                                                  --------        --------
Total liabilities and shareholders' equity                                        $337,626        $321,082
                                                                                  ========        ========

See notes to consolidated financial statements.

                                Suburban Lodges of America, Inc.
                              Consolidated Statements of Operations
                            (in thousands, except per share amounts)

                                                                Year Ended December 31,
                                                     -------------------------------------------
                                                        2000            1999             1998
                                                     --------         --------         --------
REVENUE:
    Hotel revenues                                   $ 70,672         $  2,466         $ 44,756
    Franchise and other revenue                         4,611            3,446            1,702
                                                     --------         --------         --------
        Total revenue                                  75,283           65,912           46,458
                                                     --------         --------         --------

OPERATING COSTS AND EXPENSES:
    Hotel operating expenses                           38,496           32,876           22,754
    Corporate operating expenses                       10,998            7,961            3,975
    Lease termination costs                                                                 218
    Site acquisition cancellation expense                                  113            1,960
    Undeveloped site carrying costs                       177              119
    Depreciation and amortization                       9,615            8,468            5,492
    Impairment of long-lived assets                       545
    Gains realized on property sales                      (60)          (1,145)            (294)
                                                     --------         --------         --------
        Operating costs and expenses - net             59,771           48,392           34,105
                                                     --------         --------         --------

INCOME FROM OPERATIONS                                 15,512           17,520           12,353

OTHER INCOME (EXPENSE):

    Interest income                                       962            1,411            2,236
    Interest expense                                   (8,857)          (6,399)            (202)
    Public debt transaction abandonment costs                                           (10,633)
    Proceeds from legal settlement                        842
    Other                                                  24              208
Income before income taxes                              8,483           12,740            3,754
Provision for income taxes                              3,220            4,695            1,192
                                                     --------         --------         --------
NET INCOME                                           $  5,263         $  8,045         $  2,562
                                                     ========         ========         ========

EARNINGS PER COMMON SHARE:

    Basic                                            $   0.41         $   0.53         $   0.17
    Diluted                                          $   0.41         $   0.53         $   0.17


WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING:

    Basic                                             12,905           15,136            15,430
    Diluted                                           12,919           15,136            15,430


See notes to consolidated financial statements.

                                                 Suburban Lodges of America, Inc.
                                    Consolidated Statements of Changes in Shareholders' Equity
                                                      (dollars in thousands)


                                             Common Stock           Additional                             Treasury Stock
                                      -------------------------       Paid-in        Retained         ---------------------------
                                       Shares            Amount       Capital        Earnings           Shares            Cost
                                     ----------      ----------     ----------     ----------         ---------        ----------
BALANCES - DECEMBER 31, 1997         15,429,227      $      154     $  200,160     $    8,738

Issuance of common stock
    to non-employee directors             1,845                            30
Net income                                                                              2,562
                                     ----------      ----------     ----------     ----------
BALANCES - DECEMBER 31, 1998         15,431,072             154        200,190         11,300
Issuance of common stock
    in acquisition                      300,000               3         2,041
Issuance of common stock
    to non-employee directors             3,000                            19
Acquisition of treasury stock                                                                         1,781,400        $    9,991

Net income                                                                             8,045
BALANCES - DECEMBER 31, 1999         15,734,072             157        202,250         19,345         1,781,400             9,991
                                     ----------      ----------     ----------     ----------         ---------        ----------
Issuance of common stock
    to non-employee directors             4,896                            30
Acquisition of treasury stock                                                                         1,953,998            12,724

Net income                                                                             5,263
BALANCES - DECEMBER 31, 2000         15,738,968      $      157     $  202,280     $   24,608         3,735,398        $   22,715
                                     ==========      ==========     ==========     ==========         =========        ==========

                                           Suburban Lodges of America, Inc.
                                         Consolidated Statements of Cash Flows
                                                    (in thousands)

                                                                                 Year Ended December 31,
                                                                        ---------------------------------------------
                                                                           2000              1999             1998
                                                                        ---------         ---------         ---------
OPERATING ACTIVITIES:
    Net income                                                          $   5,263         $   8,045         $   2,562
    Adjustments to reconcile net income to net
        cash provided by operating activities:
        Depreciation and amortization                                       9,615             8,468             5,492
        Reserves for site acquisition cancellation                                           (1,960)            1,960
        Net change in deferred income tax assets and liabilities            1,618             1,763              (368)
        Equity in loss of joint venture                                                         11
        Stock compensation                                                     30                19                30
        Gain on sale of property                                              (60)           (1,145)             (294)
        Impairment of long-lived assets                                       545
        Changes in operating assets and liabilities:
            Accounts receivable                                               379               180              (370)
            Other current assets                                              147               770            (2,973)
            Other assets                                                     (961)           (1,384)              117
            Trade accounts payable                                           (107)              167               994
            Other current liabilities                                         711               250               (87)
            Other liabilities                                                  83               (30)               33
                                                                        ---------         ---------         ---------
Net cash provided by operating activities                                  17,263            15,154             7,096
                                                                        ---------         ---------         ---------

INVESTING ACTIVITIES:

    Additions to property and equipment                                   (14,553)          (28,812)         (108,957)
    Proceeds from sale of property                                            230             4,405               885
    Increase (decrease) in construction accounts payable                     (438)           (5,095)            2,236
    Acquisitions, net of cash acquired                                       (641)           (1,481)           (2,279)
    Loans made to HotelTools, Inc.                                         (8,726)             (344)
    Payment received from HotelTools, Inc.                                  1,073
    Other loans made                                                                                           (2,660)
    Payments received on other loans                                          484               463                 5
    Other                                                                                      (365)             (431)
                                                                        ---------         ---------         ---------
Net cash used by investing activities                                     (22,571)          (31,229)         (111,201)
                                                                        ---------         ---------         ---------

FINANCING ACTIVITIES:

    Proceeds from issuances of long-term debt                              20,352            24,589            75,530
    Principal payments on long-term debt                                   (3,950)           (7,670)              (58)
    Amounts borrowed under line of credit                                  10,000                              40,000
    Repayment of line of credit borrowings                                 (7,000)                             (65,000)
    Purchase of treasury stock                                            (12,724)           (9,991)
    Decrease in restricted cash                                                                                11,000
    Net additions to deferred loan costs                                     (376)             (169)             (839)
                                                                        ---------         ---------         ---------
Net cash provided by financing activities                                   6,302             6,759            60,633
                                                                        ---------         ---------         ---------
Net increase (decrease) in cash and cash equivalents                          994            (9,316)          (43,472)
Cash and cash equivalents at beginning of period                            9,862            19,178            62,650
                                                                        ---------         ---------         ---------
Cash and cash equivalents at end of period                              $  10,856         $   9,862         $  19,178
                                                                        =========         =========         =========

Supplemental cash flow disclosures:

    Cash paid for income taxes, net of refunds                          $     887         $   1,658         $   3,163
                                                                        =========         =========         =========
    Cash paid for interest expense, net of amounts capitalized          $   8,493         $   6,128         $     195
                                                                        =========         =========         =========


See notes to consolidated financial statements.

                        Suburban Lodges of America, Inc.
                   Notes to Consolidated Financial Statements



1.  DESCRIPTION OF BUSINESS

Suburban Lodges of America, Inc. and its subsidiaries (collectively, the "Company") own, operate, grant franchise rights to and manage for third parties extended-stay hotels that operate under the Suburban Lodge(R) brand name. The Company also franchises hotels that operate under the GuestHouse International(R) brand name.

At December 31, 2000, 119 Suburban Lodge hotels were operating in 19 states. The Company owned and operated 65 of these hotels and third parties owned the remaining 54 hotels. The Company managed the operations of 10 of the third-party hotels on behalf of the franchisees. At December 31, 2000 independent franchisees owned and operated 65 GuestHouse International hotels located in 20 states. At December 31, 2000, an additional 61 Suburban Lodge hotels (two Company-owned, 59 franchised) were under construction or development and an additional 65 franchised GuestHouse International hotels were under construction, conversion or development.



2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
---------------------

The consolidated financial statements include the accounts and operations of Suburban Lodges of America, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions are eliminated in the preparation of the consolidated financial statements.

Use of Estimates
----------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts of assets and liabilities and contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition
-------------------

Hotel revenues are recognized as earned. Initial franchise fees are recognized in income when the associated hotel has commenced operations. Development fees, management fees and recurring franchise fees are recognized when earned. Reserves are established for estimated unrecoverable amounts.

Pre-Opening Costs
-----------------

Non-capital expenditures incurred prior to opening new hotels are expensed as incurred.

Earnings per Common Share
-------------------------

Earnings per common share have been computed under the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Identical net income amounts are used in the calculations of basic and diluted earnings per common share. Basic earnings per common share were computed using the weighted average number of common shares outstanding. Diluted earnings per common share include the dilutive effect of stock options. At December 31, 2000, stock options under the Company's various stock option plans represented the only securities that could potentially dilute earnings per common share in future periods.

Property and Equipment
----------------------

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

Acquired Intangible Assets
--------------------------

Acquired intangible assets consist of franchise rights and goodwill. Franchise rights were recorded at their estimated fair value at the date of acquisition and are being amortized on a straight-line basis over four years, the expected period to be benefited. Goodwill represents the excess of cost over fair value of net assets acquired and is being amortized on a straight-line basis over an estimated useful life of 20 years.


Impairment of Long-lived Assets
-------------------------------

The Company reviews the net carrying value of its hotels and other long-lived assets if any facts and circumstances suggest that their recoverability may have been impaired. The Company recorded a loss of $545,000 in the year ended December 31, 2000, for impairment of an undeveloped site.

Deferred Loan Costs
-------------------

Costs associated with obtaining and maintaining debt financing are capitalized as deferred loan costs, and are amortized over the life of the related debt instrument.

Stock-based Compensation
------------------------

The Company accounts for stock options using the intrinsic value method and issues stock options only to employees and directors at exercise prices that are equal to or more than the fair value of the underlying shares on the date of each grant. Accordingly, no compensation expense is recorded in the accompanying statements of earnings with respect to the grant of stock options.


Reclassifications
-----------------

Certain reclassifications have been made to the December 31, 1999 and 1998, financial statements to conform them to the December 31, 2000, presentation.

Recent Accounting Pronouncements
--------------------------------

As of January 1, 2001, the Company adopted the Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities," as amended in June 2000 by Statement of Financial Accounting Standards No. 138 (SFAS 138), "Accounting for Certain Derivative Instruments and Certain Hedging Activities (an amendment of FASB Statement No. 133)." SFAS 133, as amended by SFAS 138, requires companies to recognize all derivatives as either assets or liabilities in the balance sheet and measure such instruments at fair value. The adoption of these statements had no impact on the Company's consolidated financial statements.

In December 1999, the SEC issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements". The adoption of SAB 101 has had no impact on the Company's consolidated financial statements. The Company will continue to analyze the possible impact of SAB 101, including any amendments or further interpretation, based upon the relevant facts and circumstances at the time of future transactions.

3.  ACQUISITIONS

On January 1, 2000, the Company acquired the remaining 50% interest in a Suburban Lodge hotel in Atlanta, Georgia (the "2000 Acquisition") owned by a joint venture in which the Company held a 50% equity position. The total purchase price of $3,260,000, including transaction related expenses, consisted of cash of $660,000 and the assumption of a $2,600,000 mortgage note. The note assumed in the acquisition was repaid on February 18, 2000.

On June 1, 1999, the Company acquired the assets of GuestHouse International, LLC (the "1999 Acquisition"), a franchisor of mid-scale lodging facilities under the names GuestHouse International Inns, Hotels and Suites. The total purchase price of $3,525,000, including transaction-related expenses, consisted of cash of $1,481,000 and 300,000 shares of the Company's common stock with a market value of $2,044,000.

In addition to the price paid at closing, the purchase agreement provided for contingent payments of $1,000,000 to be made as of each of three annual anniversary dates based on GuestHouse International achieving certain goals for the number of hotels open and the amount of revenue collected. The first anniversary date was September 3, 2000, which passed with no payment due.

Additionally, the purchase agreement requires that the Company maintain an average of at least eight sales people actively engaged on a full-time basis in the marketing and development of franchises during any six-month period commencing September 30, 1999 through September 3, 2002, the third annual anniversary date. The Company is currently and expects to remain in compliance with this requirement.

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

The acquisitions described in the preceding two paragraphs were treated as purchases; accordingly, operations of the acquired companies are included in the consolidated statements of operations commencing on the date of acquisition. The Company's allocation of purchase price to assets acquired and liabilities assumed, as adjusted, was as follows (in thousands):

                                  The 2000           The 1999       The 1998
                                 Acquisition        Acquisition    Acquisitions
                                 -----------        -----------    ------------
Property and equipment             $  3,550                         $  9,971
Acquired intangible assets              232         $  3,650
Other assets                            142               96             420
                                   --------         --------        --------
Total assets                          3,924            3,746          10,391
Notes payable                        (2,600)                          (6,597)
Other liabilities                       (83)            (221)         (1,289)
                                   --------         --------        --------
Net assets acquired                   1,241            3,525           2,505
Less:
     Prior equity investment           (581)
     Cash received                      (19)                           (226)
                                   --------         --------        --------
Purchase price, net of cash        $    641         $  3,525        $  2,279
                                   ========         ========        ========



Had the 1999 Acquisition occurred on January 1, 1998, the Company's reported operating results would have been as follows (in thousands, except earnings per share amounts):

                                               Year Ended December 31,
                                              ------------------------
                                                1999          1998
                                              -------        --------

Total revenue                                 $66,382        $47,144

Net earnings                                    7,818          1,868

Primary and diluted earnings per share        $  0.52        $  0.12

Results of operations for 1999 would not have differed materially from reported results had the 2000 Acquisition occurred on January 1, 1999. Results of operations for 1998 would not have differed materially from reported results had the 1998 Acquisitions occurred on January 1, 1998.

4.   PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

                                                                       December 31,
                                                               ------------------------
                                                                 2000            1999
                                                               --------        --------
Land and improvements, including land under development        $ 62,805        $ 61,596
Buildings and improvements                                      233,809         214,293
Furniture, fixtures and equipment                                26,647          24,480
Construction in progress                                          3,994           9,500
                                                               --------        --------
Property and equipment, at cost                                $327,255        $309,869
                                                               ========        ========


Additions to hotels for the years ended December 31, 2000, 1999 and 1998, respectively, included $726,000, $1,881,000 and $3,885,000 of interest incurred on funds borrowed to finance construction.

5.  LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

                                                          December 31,
                                                 ------------------------
                                                   2000            1999
                                                 --------        --------
Term loan                                        $ 10,000
Line of credit                                      3,000
8.25% fixed rate mortgage loans, due
    January 1, 2009                                73,749        $ 74,680
8.8% fixed rate mortgage loans, due
    July 1, 2009                                   13,493          13,636
8.38% mortgage loans                                9,885          10,103
9.25% mortgage loan, due March 1, 2007              2,626
Construction loans                                  8,331             639
Capital leases                                         37              61
                                                 --------        --------
                                                  121,121          99,119
Less current portion                                1,547           1,228
                                                 --------        --------
Long-term debt, excluding current portion        $119,574        $ 97,891
                                                 ========        ========


Effective September 27, 2000, the Company executed an amended and restated loan agreement with SouthTrust Bank. This agreement consists of a $10 million term loan and a revolving line of credit facility for amounts up to $15 million. A total of 10 Company-owned hotels are pledged as collateral under the loan agreement. Borrowings under the line of credit facility will bear interest, at the Company's option, at (i) the bank's prime rate or (ii) the Euro Rate plus 200 basis points. The line of credit facility expires on September 30, 2003. The interest rate on the term loan was based on the Euro Rate plus 175 basis points through December 31, 2000. Commencing January 1, 2001, the interest rate is based on the Euro Rate plus 200 basis points. The term loan requires monthly payments of interest only through September 2001. Beginning October 1, 2001 the term loan requires monthly payments of principal and interest based on a 20-year amortization period with a final maturity of September 30, 2008. Among other covenants, the agreement requires the Company to maintain certain financial ratios and a minimum level of tangible net worth. The agreement also places restrictions on the amount of loans and advances the Company can make to third parties. At December 31, 2000, the Company was in compliance with these requirements.

The 8.25% and 8.8% mortgage loans require monthly payments of principal and interest totaling approximately $709,000 based upon a 25-year amortization schedule. A total of 32 Company-owned hotels are pledged as collateral on these obligations.

The 8.38% mortgage loans consist of individual loans against three hotels. The interest rates are adjustable at the end of each three-year period to rates based on prime plus an average margin of 62.5 basis points. The loan repayments aggregating $88,163 per month are based on a principal amortization period of 20 years with a final maturity of March 1, 2005, for one of the loans and March 1, 2008, for the other two loans.

The 9.25% mortgage loan on one Company-owned hotel bears interest at rates that adjust at the end of each twelve-month period to rates based on prime plus 50 basis points. During the initial twelve-month period, the interest rate is 9.25% and the loan requires monthly payments of principal and interest totaling $24,362 based on a principal amortization period of 20 years.

As of December 31, 2000, the Company had outstanding borrowings on three construction loans. The initial interest rate on one of the construction loans is 8.75%. This rate will automatically adjust to 0.50% over the prime rate on October 1, 2002 and again on October 1, 2005. This loan will mature on September 1, 2006. Interest on the second construction loan is based on a variable daily rate equal to the prime rate plus 0.75%. On August 1, 2001, this loan will convert to a fixed rate loan at an interest rate of 250 basis points in excess of the weekly average yield on U.S. Treasury Securities adjusted to a constant maturity of three years as of August 1, 2001. This loan will mature on February 1, 2005. Interest on the third construction loan is at a variable daily rate of prime. On July 1, 2001, at the Company's option, the loan will convert to a fixed rate loan based on The Federal Home Loan Bank rate on that date plus 250 basis points or a variable rate loan at the lender's prime rate. This loan will mature on July 1, 2006.

The aggregate maturities of long-term debt for the five years subsequent to December 31, 2000, are as follows (in thousands):


          Year ended December 31,

          2001                $ 1,514
          2002                  2,014
          2003                  2,193
          2004                  2,364
          2005                  5,298



6.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash equivalents, accounts receivable, accounts payable, and accrued liabilities reflected in the financial statements approximates fair value because of the short-term nature of these instruments. Based on interest rates currently available to the Company for borrowings similar to those reflected in the December 31, 2000, balance sheet, the Company estimates that the fair value of its long-term debt was approximately $112.6 million.


7.  INCOME TAXES

The provisions for income taxes are summarized as follows (in thousands):

                                                       Year Ended December 31,
                                              -------------------------------------
                                                2000           1999           1998
                                              -------        -------        -------
Current income tax provision                  $ 1,602        $ 2,932        $ 1,560
Deferred income tax provision (credit)          1,618          1,763           (368)
                                              -------        -------        -------
Total provision for income taxes              $ 3,220        $ 4,695        $ 1,192
                                              =======        =======        =======

The tax effects of temporary differences that comprise the deferred tax liabilities and assets are as follows (in thousands):

                                                         December 31,
                                                   --------------------
                                                    2000          1999
                                                   ------        ------
Gross deferred income tax liability:
Property and equipment                             $4,029        $2,453
Other                                                  80            82
                                                   ------        ------
Total gross deferred income tax liabilities         4,109         2,535
                                                   ------        ------
Gross deferred income tax assets:
Unearned franchise fees                               163           130
Unearned guest income                                 134           110
Bad debts reserve                                     119            70
Net operating loss carryforward                        20           253
Other                                                 184            87
                                                   ------        ------
Total gross deferred income tax assets                620           650
                                                   ------        ------
Net deferred income tax liability                  $3,489        $1,885
                                                   ======        ======


The following is a reconciliation of the statutory federal income tax rate to the Company's effective tax rates:


                                               Year Ended December 31,
                                         --------------------------------
                                           2000        1999        1998
                                         -------     -------     --------
Statutory federal income tax rate         34.0 %      34.0 %      34.0 %
State income taxes                         3.5         2.4         0.7
Income not subject to tax                             (0.5)       (4.4)
Other                                      0.5         1.0         1.5
                                         ------      -----       ------

Effective income tax rate                38.0 %      36.9 %      31.8 %
                                         ======      ======      ======


8.  SEGMENT AND RELATED INFORMATION

The Company operates in three reportable business segments: hotel operations, franchising operations and corporate and support services. The Company was founded in 1987 as an owner-operator of economy extended-stay hotels, the first of which opened in 1988. Since that date, the majority of the Company's revenues have been derived from its hotel operations segment, primarily in the form of room revenues. Since 1992, the Company has franchised the Suburban Lodge(R) brand to third parties. In 1999, the franchising operations segment was expanded when the GuestHouse International(R) brand was added through an acquisition. The corporate and support services segment provides hotel management, site development and construction management services to Company-owned and independently franchised hotels. The corporate and support services segment also provides general management, information technology and other services to the other segments. For internal reporting purposes, the Company allocates management fees to Company-owned hotels. Commencing in 1999, the Company began charging franchise fees to Company-owned hotels. The management and franchise fees appear as intersegment revenues under the appropriate segments in the table below.

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

Summarized financial information concerning the Company's reportable segments is shown in the following table (in thousands):

                                                                                          Corporate
                                                           Hotel        Franchising      and Support
                                                        Operations       Operations        Services           Total
                                                        ----------       ----------        --------           -----
Year Ended December 31, 2000
Revenues from external customers                          $ 70,672         $ 3,525          $ 1,086         $ 75,283
Intersegment revenues                                                        2,819            3,864            6,683
Depreciation and amortization                                8,598             337              680            9,615
Net operating income (loss)                                 17,069             177           (1,249)          15,997
Total assets                                               307,265           4,440           25,921          337,626
Additions to property and equipment                         14,322              31              200           14,553

Year Ended December 31, 1999
Revenues from external customers                          $ 62,466         $ 2,243          $ 1,203         $ 65,912
Intersegment revenues                                                        2,493            3,117            5,610
Depreciation and amortization                                7,731             205              532            8,468
Net operating income (loss)                                 16,133           1,176             (821)          16,488
Total assets                                               300,704           4,439           15,939          321,082
Additions to property and equipment                         27,198              12            1,602           28,812

Year Ended December 31, 1998
Revenues from external customers                          $ 44,756         $ 1,079            $ 623         $ 46,458
Intersegment revenues                                                                         2,241            2,241
Depreciation and amortization                                5,209              10              273            5,492
Net operating income (loss)                                 14,552             193             (508)          14,237
Total assets                                               285,252             867           21,179          307,298
Additions to property and equipment                        107,721              17            1,219          108,957



The following table provides a reconciliation of total segment net operating income to the Company's reported income before income taxes (in thousands):

Year Ended December 31,                                            2000             1999             1998
                                                                 --------         --------         --------
Total segment net operating income                               $ 15,997         $ 16,488         $ 14,237
Interest income                                                       962            1,411            2,236
Gains on sales of property and other non-operating income              84            1,353              294
Proceeds from legal settlement                                        842
Interest expense                                                   (8,857)          (6,399)            (202)
Impairment of long-lived assets                                      (545)
Public debt transaction abandonment costs                                                            (10,633)
Site acquisition cancellation costs                                                   (113)          (1,960)
Lease termination costs                                                                                (218)
                                                                 --------         --------         --------
Income before income taxes                                       $  8,483         $ 12,740         $  3,754
                                                                 ========         ========         ========



All of the Company's revenues are derived in the United States of America. No single customer accounts for ten percent or more of the Company's total revenue.

9.  STOCK OPTION PLANS

The Company has three stock option plans that provide for the grant of stock options to employees and non-employee directors. The Company's Stock Option and Incentive Award Plan (the "1996 Plan") provides for the grant of up to 1,000,000 shares of the Company's common stock to officers and key employees. The Company's Nonemployee Directors' Stock Option and Fee Plan (the "Directors' Plan") provides for the grant of up to 100,000 shares to the Company's nonemployee directors. The Company's Employee Stock Option Plan (the "1997 Plan") provides for the grant of up to 1,000,000 shares to all full-time employees who are not participants in either the 1996 Plan or the Directors' Plan. At December 31, 2000, 125,000, 77,500 and 520,152 shares, respectively, were available for grant under the 1996 Plan, the Directors' Plan and the 1997 Plan. Options outstanding under these Plans were granted at prices that were either equal to or greater than the market price of the stock on the date granted, expire either five or ten years from the date granted and vest over service periods that range from one to four years.

The following table summarizes stock option activity during each of the three years ended December 31:

                                                        Number           Exercise Price          Weighted Avg.
                                                      of Shares             per Share            Exercise Price
                                                    ---------------  ------------------------  -------------------
Outstanding, December 31, 1997                             787,721       $13.00 -    $27.38            $18.88
Granted                                                    806,155        10.25 -     19.00             13.67
Canceled                                                  (428,486)       12.38 -     27.38             17.73
                                                        -----------
Outstanding, December 31, 1998                           1,165,390        10.25 -     18.70             13.92
Granted                                                    846,134         5.63 -     13.50             10.75
Canceled                                                  (483,711)       10.25 -     17.00             13.32
                                                        -----------
Outstanding, December 31, 1999                           1,527,813         5.63 -     18.70             12.35
Granted                                                    648,975         5.88 -     13.50              8.08
Canceled                                                  (799,440)        5.63 -     18.70             14.35
                                                        -----------
Outstanding, December 31, 2000                           1,377,348         5.63 -     17.38              9.18
                                                        ===========


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

The number of stock options  exercisable at December 31, 2000, 1999 and 1998 was
407,769,  438,573  and  232,963,   respectively.  A  summary  of  stock  options
outstanding and exercisable as of December 31, 2000, follows:

                                          Options Outstanding                  Options Exercisable
                                 --------------------------------------   ---------------------------
                                                Average
Range of                           Number      Remaining     Average         Number        Average
Exercise                             of           Life       Exercise          of         Exercise
Prices                             Options      (Years)       Price          Options        Price
-------------------------------- ------------ ------------- -----------   -------------- ------------
$  5.63 - $  6.50                  638,125         9.4       $ 5.84           79,504       $ 5.67
$10.25                             340,000         8.0        10.25          200,000        10.25
$12.56 - $13.50                    385,723         8.1        13.49          114,765        13.48
$16.25 - $17.38                     13,500         6.4        16.88           13,500        16.88

Had the Company recorded compensation expense for its stock option plans instead of following the intrinsic value method, the Company's pro forma net income would have been $4,304,000 ($0.33 per share) for the year ended December 31, 2000, $6,804,000 ($0.45 per share) for the year ended December 31, 1999, and $1,675,000 ($0.11 per share) for the year ended December 31, 1998. The fair value of each stock option grant used in the determination of these pro forma amounts was determined using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                        2000           1999           1998
                                                    -------------  -------------  -------------
Risk-free interest rate                                     5.7%           5.0%           5.0%
Expected dividend yield                                     0.0%           0.0%           0.0%
Expected life (in years)                                     4.5            4.5            4.5
Expected volatility                                        51.7%          59.1%          58.3%
Average fair value of each option granted                  $2.53         $ 2.40         $ 7.16


10.  LEASES

The Company has operating leases covering its corporate headquarters and certain satellite television equipment utilized at its hotels. At December 31, 2000, the Company's future minimum annual rental payments under non-cancelable operating leases, reduced by income from subleases, were as follows (in thousands):

     Year ended December 31
     2001                                              $ 1,960
     2002                                                1,829
     2003                                                1,587
     2004                                                1,444
     2005                                                1,372
                                                      --------
     Next five years in total                            8,192
     Thereafter                                          3,460
                                                      --------
                                                      $ 11,652
                                                      ========


Total rent expense was approximately $2,227,000, $1,517,000 and $862,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

11.  RELATED PARTY TRANSACTIONS

HotelTools, Inc. was incorporated in November 1999 as a software development company with the intent of developing property management system software that utilizes the Internet to provide hotel owners and operators with immediate access to real-time operating information. In the fall of 1999, the Company licensed to HotelTools, Inc. the use of its own proprietary hotel management and reservation systems, and HotelTools, Inc. concurrently assumed the costs of the continued maintenance and development of these systems. HotelTools has sought, and continues to seek, funding from venture capitalists. Through December 31, 2000, however, all funding of HotelTools' operations has been provided by the Company in the form of interest-bearing loans. As of December 31, 2000, the Company had notes receivable of $7,997,000 from HotelTools, Inc. for loans made to HotelTools to fund their operations. The loans are payable on demand and bear interest at a rate of 7% per annum. The loans are accounted for on the cost recovery basis and interest income is not recognized on such loans. In exchange for its financial support, the Company received from HotelTools, Inc., a stock purchase warrant to purchase up to 20 million shares of HotelTools, Inc. common stock at a nominal price. HotelsTools sole shareholder, CEO and President is Seth Christian, who was an officer with the Company at the time HotelTools was formed. He subsequently resigned his position with the Company in order to devote his full efforts to HotelTools' operations. David E. Krischer, the Company's Chief Executive Officer, is a member of the Board of Directors of HotelTools, Inc.

The Company is a guarantor on an equipment financing lease for HotelTools, Inc. The total amount of the lease obligation is $1.4 million.

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

During certain periods in 1998, two franchise locations were partially owned by two of the Company's directors or members of their immediate families. The Company acquired both locations on July 31, 1998. Franchise and other revenue recognized during 1998 for such locations prior to their acquisition by the Company was approximately $97,000.

All such revenue was realized under terms and conditions that were essentially the same as terms and conditions under which franchise revenues were recognized under agreements with unrelated parties.

12.   SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial data for the years ended December 31, 2000 and 1999 are as follows (in thousands, except earnings per share amounts):


                                                       First        Second          Third        Fourth
                                                    ------------  ------------   ------------  ------------
Year ended December 31, 2000
Total revenue                                          $ 17,095      $ 19,274       $ 20,200      $ 18,714
Operating income                                          2,679         4,422          4,870         3,541
Net income                                                  555         2,106          1,814           788
Basic and diluted earnings per share                       0.04          0.16           0.15          0.07
Weighted average shares outstanding:
     Basic                                               13,870        13,335         12,428        12,004
     Diluted                                             13,870        13,335         12,467        12,017

Year ended December 31, 1999
Total revenue                                          $ 13,939      $ 16,810       $ 18,683      $ 16,480
Operating income                                          4,283         5,109          5,259         2,869
Net income                                                2,097         2,565          2,289         1,094
Basic and diluted earnings per share                       0.14          0.17           0.15          0.08
Weighted average shares outstanding:
     Basic                                               15,429        15,398         15,388        14,339
     Diluted                                             15,429        15,398         15,388        14,339

Suburban Lodges of America, Inc.
Schedule V.  Valuation and Qualifying Accounts

             Column A                   Column B          Column C                        Column D       Column E
------------------------------------ ----------------  -------------------------------  -------------  -------------
                                                         Additions
                                                       -------------------------------
                                       Balance at        Charged to      Charged to                      Balance
                                        Beginning        Costs and         Other                          at End
            Description                 of Period         Expenses        Accounts       Deductions     of Period
------------------------------------ ----------------  --------------- ---------------  -------------  -------------

                                          (amounts in thousands)
Reserve for Uncollectible
 Accounts Receivable

Year Ended December 31, 1998               $ 51               $138           $   --           $ 90         $ 99

Year Ended December 31, 1999                 99                197               --            105          191

Year Ended December 31, 2000                191                283               --            147          327

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(a) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Atlanta, State of Georgia, on the 30th day of March, 2001.

                                   SUBURBAN LODGES OF AMERICA, INC.

                                   By:  /s/ David E. Krischer
                                       David E. Krischer
                                       Chairman of the Board, Chief Executive
                                       Officer and President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company in the capacities set forth and on the 30th day of March, 2001.

Signature                                                    Position
---------                                                    --------
/s/ David E. Kricher                                         Chairman of the Board, Chief Executive Officer, and
--------------------------------------------                 Director (Principal Executive Officer)
David E. Krischer

/s/ Dan J. Berman                                            Vice President  of Franchising (Suburban Lodge Brand)
--------------------------------------------                 and Director
Dan J. Berman

/s/ Paul A. Criscillis, Jr.                                  Vice President and Chief Financial Officer (Principal
--------------------------------------------                 Financial Officer)
Paul A. Criscillis, Jr.

/s/ Robert E. Schnells                                       Vice President and Chief Accounting Officer (Principal
--------------------------------------------                 Accounting Officer
Robert E. Schnelle

/s/ James R. Kuse                                            Director
--------------------------------------------
James R. Kuse

/s/ Michael McGovern                                         Director
--------------------------------------------
Michael McGovern

 /s/ John W. Spiegel                                         Director
--------------------------------------------
John W. Spiegel

                                  EXHIBIT INDEX

Exhibit No.     Decription
-----------     ----------

  10.37         Amended and Restated Loan Agreement
                dated as of September 27, 2000
                between Southtrust Bank, N.A.,
                Suburban Lodges of America, Inc., et
                al.
  10.38         Non-Revolving Draw-Down Term Note,
                dated September 27, 2000

  10.39         Amended and Restated Line of Credit
                Note, dated September 27, 2000


  23.1          Consent of Deloitte & Touche, L.L.P.