Form 10-K405/A
period 2000-12-31
SUBURBAN LODGES OF AMERICA INC
filed 2001-05-04
CIK 1011449

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

/x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2000

Commission File No. 000-28108

SUBURBAN LODGES OF AMERICA, INC.
 (Exact name of Registrant as specified in its charter)

                                                Georgia

(State or other jurisdiction of incorporation or organization)

                   581781184
 (I.R.S. Employer Identification No.)

300 Galleria Parkway, Suite 1200, Atlanta, Georgia 30339
 (Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (770) 799-5000

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: Common Stock, Par Value $0.01 Per Share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X    No      .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10K.   X

The aggregate market value of the voting stock held by non-affiliates (which for purposes hereof are all holders other than executive officers and directors) of the Registrant as of March 23, 2001 is $49,599,011 (based on $5.75 per share; the last sales price on the NASDAQ Stock Market on March 23, 2001).

At March 23, 2001 there were issued and outstanding 12,003,570 shares of Common Stock, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for the 2001 Annual Meeting of Shareholders are incorporated by reference into Part III.

This Amendment is being filed to amend and restate, as further described below, Item 12 of Part III of Registrant’s Annual Report on Form 10-K previously filed on April 2, 2001.

___________________________

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

This Item 12 is hereby amended to make the following changes to the share ownership table that was included in the information that was incorporated by reference into Item 12, as originally filed: (a) correct an error in footnote 10, (b) add footnote 11 and (c) add certain information with respect to a group of beneficial owners that has filed a Schedule 13D with respect to the registrant. The complete text of Item 12, as so amended, is set forth below. For purposes of determining the aggregate market value of the Company's voting stock held by nonaffiliates, shares held by all directors and executive officers of the Company have been excluded. The exclusion of such shares is not intended to, and shall not, constitute a determination as to which persons or entities may be “affiliates” of the Company as defined by the Commission.

_____________________________

Beneficial Ownership of Securities and Voting Rights

There are 12,003,570 shares of Common Stock of the Company outstanding and entitled to vote as of the record date, March 29, 2001. Holders of Common Stock are entitled to one vote per share on all matters voted on by shareholders, including the election of directors.

Voting Securities and Principal Holders. The following table sets forth certain information regarding the beneficial ownership of Common Stock by (i) each director of the Company; (ii) each named executive officer of the Company; (iii) all directors and executive officers of the Company as a group; and (iv) each person known to the Company to beneficially own more than five percent (5%) of the outstanding Common Stock. Unless otherwise indicated, all shares are owned directly and the indicated person has sole voting and dispositive power. The number of shares represents the number of shares of Common Stock the person holds as of March 29, 2001, unless otherwise indicated.

Name of Beneficial Owner(1)	Number of Shares Owned Beneficially	Percent of Class(11)

David E. Krischer(2)	2,850,437	23.6%
Dimensional Fund Advisors(3)	1,024,500	8.5%
WR Investment Partners Small Cap Corp.(4)	779,300	6.5%
SAFECO Corporation(5)	734,900	6.1%
J. P. Morgan Chase & Co.(6)	619,820	5.2%

Dan J. Berman(7)	134,265	1.1%
Paul A. Criscillis, Jr.(7)	43,334	*
James R. Kuse(8)	28,290	*
Michael McGovern(8)	423,838	3.5%
Kevin R. Pfannes(7)	36,461	*
Gregory C. Plank(9)	21,884	*
John W. Spiegel(8)	19,322	*
All Directors and Executive Officers as a Group (eleven persons)(10)	3,700,993	30.0%

____________________________________________________________________

*	Represents less than one percent of the outstanding Common Stock.
(1)	Unless otherwise indicated, the address of the persons named above is care of Suburban Lodges of America, Inc., 300 Galleria Parkway, Suite 1200, Atlanta, Georgia 30339.
(2)

Includes options to purchase 100,000 shares, which are exercisable within 60 days of March 29, 2001, 117 shares held in an individual retirement account for the benefit of Mr. Krischer’s spouse, 117 shares held in an individual retirement account for the benefit of Mr. Krischer’s daughter, and 550,000 shares held by Parrotts Cove Associates, L.P., a limited partnership of which Mr. Krischer is the general partner.

(3)

The address of Dimensional Fund Advisors, a Delaware corporation, is 1299 Ocean Avenue, 11th Floor, Santa Monica, CA 90401. Share information is as of December 31, 2000, based upon a Schedule 13G filed with the Securities and Exchange Commission on February 2, 2001. The shares are reported as owned by investment companies and certain group trusts and separate accounts to whom the reporting entity provides investment advice and management services. Dimensional Fund Advisors disclaims beneficial ownership of the shares.

(4)

Share information is based on a Schedule 13D filed with the Securities and Exchange Commission on April 12, 1999. The Company believes that such information is still accurate as of March 29, 2001. The address of WR Investment Partners Small Cap Corp., a New Jersey corporation, is P. O. Box 1975, 330 South Street, Morristown, NJ 07962-1975. E. Burke Ross, Jr. is reported as the sole shareholder of the reporting corporation.

(5)

SAFECO Corporation’s address is SAFECO Plaza, Seattle, Washington 98185. Share information is as of December 31, 2000, based upon a Schedule 13G amendment filed with the Securities and Exchange Commission on January 23, 2001, in which SAFECO Corporation, SAFECO Asset Management Company, 601 Union Street, Suite 2500, Seattle, Washington 98101 and SAFECO Resource Series Trust, 10865 Willows Rd NE, Redmond, Washington 98052, jointly report shared voting and dispositive power as to these shares. SAFECO Corporation and SAFECO Asset Management Company disclaim beneficial ownership of the shares. Each of SAFECO Corporation and SAFECO Asset Management Company reports that it has filed the statement because it is considered an indirect beneficial owner of the shares based on its ownership or control of SAFECO Resource Series Trust.

(6)

The address of J. P. Morgan Chase & Co., a Delaware corporation, is 270 Park Avenue, New York, NY 10017. Share information is as of December 31, 2000, based upon a Schedule 13G filed with the Securities and Exchange Commission on February 9, 2001. The shares are reported as owned by other persons known to have one or more of the following with respect to the shares: the right to receive or the power to direct the receipt of dividends; the right to receive or the power to direct the receipt of sale proceeds.

(7)	Includes options to purchase 33,334 shares, which are exercisable within 60 days of March 29, 2001.
(8)

Includes 1,632 shares of restricted Common Stock upon which the restrictions lapse within 60 days of March 29, 2001, and options to purchase 7,500 shares, which are exercisable within 60 days of March 29, 2001.

(9)	Includes options to purchase 20,834 shares, which are exercisable within 60 days of March 29, 2001.
(10)	Includes 13,056 shares of restricted Common Stock and options to purchase 323,338 shares, which are exercisable within 60 days of March 29, 2001.
(11)

Based on 12,003,570 shares of Common Stock outstanding on March 29, 2001, as adjusted for shares of restricted Common Stock upon which the restrictions lapse within 60 days of March 29, 2001, and shares subject to options exercisable within 60 days of March 29, 2001.

On April 16, 2001 (after the date as of which the foregoing share ownership information is provided), a Schedule 13D was filed by a group consisting of Raymond Adam D’Olier French, Sharwell Securities Trading Ltd., Yeoman International Holdings, S.A., Kappa Alpha Ltd. and Hibernian Investment Managers Ltd. Such Schedule 13D, as amended on April 24, 2001 (the “Schedule 13D”), reported beneficial ownership of an aggregate of 778,100 shares of the Common Stock of the Company, or 6.5% of the outstanding shares. The following information is provided on the basis of the Schedule 13D: Raymond Adam D’Olier French’s principal address is 350 West 50th Street, New York, New York 10019. Mr. French reports sole voting power and sole dispositive power in respect of 307,839 shares of Common Stock, of which 254,543 shares of Common Stock reported by Mr. French are stated to be beneficially owned by him for the benefit of certain managed accounts for which he is the investment manager. Mr. French also reports that he possesses shared dispositive power in respect of an additional 470,261 shares of Common Stock held by other reporting persons. Sharwell Securities Trading Ltd., a wholly-owned subsidiary of Yeoman International Holdings S.A., is a corporation organized under the laws of Jersey with its principal business address at 22 Grenville Street, St. Helier, Jersey, Channel Islands JE2 3WQ. Sharwell Securities Trading Ltd. reports sole voting power and shared dispositive power in respect of 197,000 shares of Common Stock. Kappa Alpha Ltd. is a corporation organized under the laws of the Isle of Man with its principal business address at International House, Castle Hill, Victoria Road, Douglas, Isle of Man. Kappa Alpha Ltd. reports sole voting power and shared dispositive power in respect of 122,574 shares of Common Stock. Hibernian Investment Managers Ltd. is a corporation organized under the laws of Ireland and its offices are located at Haddington Road, Dublin 2 Ireland. Hibernian Investment Managers Ltd. reports sole voting power and shared dispositive power in respect of 150,687 shares of Common Stock.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(a) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Atlanta, State of Georgia, on the 4th day of May, 2001.
SUBURBAN LODGES OF AMERICA, INC. By: /s/ David E. Krischer David E. Krischer Chairman of the Board, Chief Executive Officer and President