Form 10-Q
period 2001-03-31
SUBURBAN LODGES OF AMERICA INC
filed 2001-05-15
CIK 1011449

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

/ X /	QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

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

770-799-5000
(Registrant’s telephone number, including area code)

 Indicate by check mark whether the registrant has (1) filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES / X / NO / /

Number of shares of Common Stock, $.01 par value, outstanding as of May 9, 2001:

11,973,570

Suburban Lodges of America, Inc.
Consolidated Balance Sheets
(dollar amounts in thousands)

	(Unaudited)
	March 31, 2001	December 31, 2000

Assets
Current assets:
Cash and cash equivalents	$7,345	$10,856
Accounts receivable, net of reserves of
$437 (2001) and $327 (2000)	1,758	1,520
Hotel inventory and supplies	2,538	2,538
Prepaid and refundable income taxes		260
Deferred income taxes	469	469
Prepaid expenses and other current assets	2,175	2,081

Total current assets	14,285	17,724

Assets held for sale	9,553

Property and equipment, net of accumulated depreciation and
amortization of $30,302 (2001) and $27,863 (2000)	283,569	299,392

Notes receivable from HotelTools, Inc.	10,192	7,997
Other notes receivable	4,556	4,508
Acquired intangible assets - net	3,428	3,515
Deferred loan costs	1,999	2,097
Other assets	2,646	2,393

Total assets	$330,228	$337,626

Liabilities and shareholders' equity
Current liabilities:
Current portion of long-term debt	$1,668	$1,547
Construction accounts payable	1,402	1,314
Trade accounts payable	1,641	3,161
Accrued property taxes	1,106	720
Accrued wages and benefits	1,214	703
Other accrued liabilities	2,594	1,504
Other current liabilities	726	648

Total current liabilities	10,351	9,597

Long-term debt, excluding current portion	117,702	119,574
Deferred income taxes	1,529	3,958
Other liabilities	172	167

Total liabilities	129,754	133,296

Shareholders' equity:
Common stock	157	157
Additional paid-in capital	202,280	202,280
Retained earnings	20,752	24,608

	223,189	227,045
Less treasury stock, at cost	22,715	22,715

Shareholders' equity, net	200,474	204,330

Total liabilities and shareholders' equity	$330,228	$337,626

See accompanying notes to consolidated financial statements.

Suburban Lodges of America, Inc.
Consolidates Statements of Operations
(in thousands, except per share amounts)

	(Unaudited)
	Three Months Ended
	March 31, 2001	March 31, 2000
Revenue:
Hotel revenues	$17,477	$15,959
Franchising revenue	1,023	781
Management and other revenue	175	355

Total revenue	18,675	17,095

Operating costs and expenses:
Hotel operating expenses	9,785	9,115
Corporate operating expenses	2,999	2,859
Expenses incurred in conjunction with
review of strategic alternatives	475
Undeveloped site carrying costs	47	44
Depreciation and amortization	2,526	2,398
Impairment of long-lived assets	6,687

Operating costs and expenses - net	22,519	14,416

Income (loss) from operations	(3,844)	2,679

Other income (expense):
Interest income	234	245
Interest expense	(2,430)	(2,046)
Other	1	10

Income (loss) before income taxes	(6,039)	888

Provision (credit) for income taxes	(2,183)	333

Net income (loss)	$(3,856)	$555

Earnings (loss) per common share:
Basic	$(0.32)	$0.04

Diluted	$(0.32)	$0.04

Weighted average number of common
shares outstanding:
Basic	12,004	13,870

Diluted	12,004	13,870

See accompanying notes to consolidated financial statements.

Suburban Lodges of America, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	(Unaudited)
	Three Months Ended
	March 31, 2001	March 31, 2000
Operating activities:
Net income (loss)	$(3,856)	$555
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
Depreciation and amortization	2,526	2,398
Deferred income taxes	(2,429)
Impairment of long-lived assets	6,687
Changes in operating assets and liabilities - net of the effects of acquisitions:
Accounts receivable	(238)	(76)
Other current assets	166	92
Other assets	(253)	(176)
Trade accounts payable	(1,520)	(1,726)
Other current liabilities	2,065	891
Other liabilities	5

Net cash provided by operating activities	3,153	1,958

Investing activities:
Additions to property and equipment	(2,856)	(3,502)
Increase in construction accounts payable	88	243
Acquisitions, net of cash acquired		(641)
Loans made to HotelTools, Inc.	(2,195)	(675)
Other loans made	(55)
Payments received on other loans	7

Net cash used by investing activities	(5,011)	(4,575)

Financing activities:
Proceeds from issuance of long-term debt	1,642	3,560
Principal payments on long-term debt	(393)	(2,931)
Amounts borrowed under line of credit		5,000
Repayment of line of credit borrowings	(3,000)	(5,000)
Purchase of treasury stock		(1,336)
Net decrease (increase) in deferred loan costs	98	(465)

Net cash used by financing activities	(1,653)	(1,172)

Net decrease in cash and cash equivalents	(3,511)	(3,789)

Cash and cash equivalents at beginning of period	10,856	9,862

Cash and cash equivalents at end of period	$7,345	$6,073

Supplemental information:
Interest paid net of interest capitalized	$2,561	$2,106

Income taxes paid	$51	$62

See accompanying notes to consolidated financial statements.

Suburban Lodges of America, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

       BASIS OF PRESENTATION

  The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements have been omitted. In the opinion of management, all adjustments that are necessary for a fair presentation of financial position and results of operations have been made. These interim financial statements should be read in conjunction with the consolidated historical financial statements and notes thereto presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

  All significant intercompany balances and transactions have been eliminated.

       ASSETS HELD FOR SALE

  After the close of the quarter ended March 31, 2001, the Company decided to actively dispose of eleven sites that it had been holding for future hotel development. The Company recorded a loss for impairment on these sites of $6.7 million before reduction for income tax savings in the first quarter of 2001.  These eleven sites and five outparcels have been moved to assets held for sale in the balance sheet at March 31, 2001.

       LONG-TERM DEBT

  On February 18, 2000, the Company executed a bank line of credit with SouthTrust Bank. Effective September 27, 2000, the Company executed an amended and restated loan agreement with SouthTrust Bank. This agreement consists of a $10 million term loan and a revolving line of credit facility for amounts up to $15 million. A total of 10 Company-owned hotels are pledged as collateral under the loan agreement. Borrowings under the line of credit facility will bear interest, at the Company’s option, at (i) the bank’s prime rate or (ii) the Euro Rate plus 200 basis points. The line of credit facility expires on September 30, 2003. The interest rate on the term loan was based on the Euro Rate plus 175 basis points through December 31, 2000. Commencing January 1, 2001, the interest rate is based on the Euro Rate plus 200 basis points. The term loan requires monthly payments of interest only through September 2001. Beginning October 1, 2001 the term loan requires monthly payments of principal and interest based on a 20-year amortization period with a final maturity of September 30, 2008. Among other covenants, the agreement requires the Company to maintain certain financial ratios and a minimum level of tangible net worth. The agreement also places restrictions on the amount of loans and advances the Company can make to third parties. The impairment reserve recorded in the quarter ended March 31, 2001, resulted in the violation of one such covenant. The bank has waived compliance with this covenant. The Company was in compliance with all remaining loan covenants at March 31, 2001. At March 31, 2001, there were no borrowings outstanding under the line of credit.

  On March 28, 2000, the Company completed a $2,660,000 mortgage loan agreement with Empire Financial Services, Inc. with an initial interest rate of 9.25%. The interest rate is adjustable at the end of each twelve-month period to rates based on prime plus 50 basis points. During the initial twelve-month period, the loan required monthly payments of principal and interest totaling $24,362 based on a principal amortization period of 20 years with a final maturity of March 1, 2007. On April 1, 2001, the interest rate was adjusted to 8.5% and the monthly payment was reduced to $23,132. One Company-owned hotel is pledged as collateral on this loan.

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

  The acquisition was treated as a purchase; accordingly, operations of the acquired company are included in the unaudited consolidated statement of operations commencing on the acquisition date. The Company’s allocation of purchase price to assets acquired and liabilities assumed was as follows (in thousands):

Property and equipment	$ 3,550
Acquired intangible assets	232
Other assets	142

Total assets	3,924
Notes payable	(2,600)
Other liabilities	(83)

Net assets acquired	1,241
Less:
Prior equity investment	(581)
Cash received	(19)

Purchase price, net of cash	$ 641

       EARNINGS PER COMMON SHARE

  Earnings per common share have been computed under the provisions of Statement of Financial Accounting Standards No. 128, “Earnings Per Share.” Identical net income (loss) amounts are used in the calculations of basic and diluted earnings (loss)  per common share. Basic and diluted earnings (loss) per common share were computed using the weighted average number of common shares outstanding.  Stock options outstanding under the Company’s various stock option plans did not have a dilutive effect in either of the periods presented.  At March 31, 2001, stock options under the Company’s various stock option plans represented the only securities that could potentially dilute earnings per common share in future periods.

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

  Summarized financial information concerning the Company’s reportable segments is shown in the following tables (in thousands):

	Hotel Operations	Franchising Operations	Corporate and Support Services	Total
Quarter ended March 31, 2001
Revenues from external customers	$ 17,477	$ 1,023	$ 175	$ 18,675
Intersegment revenues		699	874	1,573
Depreciation and amortization	2,272	84	170	2,526
Net operating income (loss)	3,800	44	(1,001)	2,843

Quarter ended March 31, 2000
Revenues from external customers	$ 15,959	$ 786	$ 350	$ 17,095
Intersegment revenues		635	798	1,433
Depreciation and amortization	2,147	85	166	2,398
Net operating income (loss)	3,220	(1)	(540)	2,679

  The following table provides a reconciliation of total segment net operating income to the Company’s reported income before income taxes (in thousands):

Quarter Ended March 31,	2001	2000
Total segment net operating income	$ 2,843	$ 2,679
Interest income	234	245
Interest expense	(2,430)	(2,046)
Impairment of long-lived assets	(6,687)
Other	1	10

Income (loss) before income taxes	$ (6,039)	$ 888

  All of the Company’s revenues are derived in the United States of America. No single external customer accounts for ten percent or more of the Company’s total revenue.

  RECENT ACCOUNTING PRONOUNCEMENTS

  As of January 1, 2001, the Company adopted the Statement of Financial Accounting Standards No. 133 (SFAS 133), “Accounting for Derivative Instruments and Hedging Activities” as amended in June 2000 by Statement of Financial Accounting Standards No. 138 (SFAS 138), “Accounting for Certain Derivative Instruments and Certain Hedging Activities (an amendment of FASB Statement No. 133). ”  SFAS 133, as amended by SFAS 138, requires companies to recognize all derivatives as either assets or liabilities in the balance sheet and measure such instruments at fair value.  The adoption of these statements had no impact on the Company’s consolidated financial statements.

  RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year presentation.

PART I,   ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Comparison of the quarter ended March 31, 2001 to the quarter ended March 31, 2000

Hotel revenues increased by $1.5 million, or 10%, from $16.0 million in 2000 to $17.5 million in 2001. Sixty-two hotels that operated for the full quarter in both 2000 and 2001 accounted for $0.8 million of the increase in hotel revenues and three hotels opened by the Company during 2000 and operated for the full quarter ended March 31, 2001 accounted for $0.7 million of the increase. For all Company-owned hotels, AWR increased to $200.19 in 2001 from $196.80 in 2000, occupancy increased to 77.7% in 2001 compared to 73.8% in 2000, and weekly RevPAR increased to $154.52 in 2001 from $144.44 in 2000.

Franchising revenue increased by $0.2 million, or 31%, to $1.0 million in 2001. The Suburban Lodge brand and the GuestHouse International brand each contributed $0.1 million of the increase due to the larger number of franchised locations of each brand open during the first quarter of 2001. At March 31, 2001, 57 franchised Suburban Lodge hotels were operating as compared with 49 at March 31, 2000. There were 71 GuestHouse International franchised hotels operating at March 31, 2001 compared to 50 at March 31, 2000.

Management and other revenue declined by $0.2 million from $0.4 million in 2000 to $0.2 million in 2001 due to a decrease in the number of hotels being managed. The Company was managing ten Suburban Lodge hotels for franchisees at March 31, 2001 compared to 20 hotels at March 31, 2000. The decline in the number of managed hotels was due to a decision by one franchise group to start a management company to manage its four Suburban Lodge hotels and other properties. In addition, two franchisees moved the management of three Suburban Lodge hotels to independent management companies and one franchise group elected to manage their two Suburban Lodge hotels themselves. One of the hotels managed by the Company at December 31, 1999, was purchased by the Company in January 2000.

Hotel operating expenses increased approximately $0.7 million, or 7%, from $9.1 million in 2000 to $9.8 million in 2001. The sixty-two hotels that operated the full quarter in both 2000 and 2001 accounted for $0.3 million of the increase. The three hotels opened by the Company during 2000 and operated for the full quarter ended March 31, 2001 accounted for $0.4 million of the increase.

Corporate operating expenses increased $0.1 million, or 5%, from $2.9 million in 2000 to $3.0 million in 2001. This increase is attributable to a decrease of $0.1 million in the amount of project related corporate overhead capitalized as land-acquisition or hotel-construction cost. Excluding the incremental impact on reported operating expenses of lower capitalization of project-related expenses, corporate operating expenses in the quarter ended March 31, 2001 were flat compared with the 2000 quarter. Corporate operating expenses attributable to the growing franchising business increased $0.2 million in the 2001 quarter while other corporate operating expenses declined by $0.2 million in the quarter.

Expenses of $475,000 were incurred during the first quarter of 2001 in conjunction with the Company’s review of strategic alternatives to enhance shareholder value. As a result of this review and the continued poor capital market environment for hotel development by public companies, the Company has decided to actively dispose of eleven sites that it had been holding for future hotel development. As a result of this decision, the Company recorded an impairment reserve of $6.7 million before reduction for income tax savings in the first quarter of 2001. The majority of the impairment reserve represents amounts spent before the end of 1998 when the Company was actively developing its own Suburban Lodge hotels. Development expenditures such as architectural and engineering fees, interest and, in several cases, initial construction activities that were incurred at that time represent the largest portion of the write-down. The Company expects to realize approximately $10.0 million upon the ultimate sale of these sites.

Depreciation and amortization increased by $0.1 million, or 5%, from $2.4 million in 2000 to $2.5 million in 2001. The three hotels opened by the Company during 2000 and operated for the full quarter ended March 31, 2001 accounted for this increase.

Interest expense, net of interest capitalized of $0.1 million and $0.2 million in 2001 and 2000 respectively, was $2.4 million in 2001 and $2.0 million in 2000. The increase in total interest charges incurred was due to higher levels of debt outstanding.

The effective income tax rate for the quarter ended March 31, 2001 was 36.1% compared to 37.5% for the 2000 quarter. The decrease in 2001 was due to lower effective state income tax rates.

Seasonality

Following their initial ramp-up, the Company’s hotels typically experience lower average occupancy rates and total revenues in the first and fourth calendar quarters of each year. The Company believes that this seasonal trend mirrors seasonal trends experienced by the lodging industry as a whole.

Liquidity and Capital Resources

From May 29, 1996, the date of the Company’s initial public offering (the “IPO”), through December 31, 1998, the Company pursued a strategy of growing principally through hotel development. Accordingly, the number of Company-owned hotels grew from eight at May 29, 1996, to 53 at December 31, 1998. Capital spending during this period exceeded $200 million and the principal sources of capital included the proceeds from the 1996 IPO and two subsequent public equity offerings during 1997, borrowings under a bank credit facility and operating cash flow.

During the latter portion of 1998, the Company revised its financing strategy to emphasize traditional longer-term mortgages to fund the construction of hotels rather than relying on bank lines of credit with shorter final maturities. The Company plans to use its current bank revolving credit facility to fund special projects, including possible repurchases of its outstanding common stock, and meet operating cash needs as necessary.

At March 31, 2001, the Company had approximately $119.4 million outstanding under long-term mortgage loan arrangements, including amounts classified as current maturities of long-term debt at that date. In the aggregate, these loans require monthly principal and interest payments of $1,019,000. The final maturity dates for these loans range from February 1, 2005 to July 1, 2009.

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

To date, all funding for HotelTools’ operations has been provided, in the form of secured loans, by the Company and from the proceeds of an equipment sale-lease back transaction. During the first quarter of 2001, the Company made loans of $2.2 million to HotelTools, Inc. As of March 31, 2001, the Company had outstanding loans to HotelTools, Inc. of approximately $10.2 million. The Company anticipates that, in the absence of funding from third parties, it will continue to make loans to HotelTools. Based on HotelTools’ operating forecasts, which have been reviewed with the Company, the total loans made during 2001 could be as much as $7.0 million. The loans are payable on demand, and bear interest at an annual rate of 7.0%. At the present time, HotelTools does not have the cash available to pay interest or repay any portion of the loans; therefore, the loans are accounted for on a cost recovery basis and interest income is not recognized on such loans. In exchange for its financial support, the Company received from HotelTools, Inc., a stock purchase warrant to purchase up to 20 million shares of the common stock of

HotelTools at a nominal cost. Although such shares would constitute in excess of 99% of the equity of HotelTools based on its present capitalization, HotelTools is actively seeking equity investors, and it is expected that the Company’s potential ownership through the exercise of its warrant will be reduced if such additional equity funding can be secured. The Company has been informed by HotelTools that it is in active discussions with several third parties for the sale of HotelTools, Inc.  The Company is unable to predict at this time whether a sale of HotelTools can be completed or the terms of any such sale.

The Company has been authorized by its Board of Directors to repurchase up to 4,500,000 shares of its outstanding common stock. As of March 31, 2001, the Company had purchased a total of 3,735,398 shares at a cost of $22,715,000.

At March 31, 2001, the Company had one hotel under construction which is expected to open during the second quarter of 2001. As discussed under “Comparison of the quarter ended March 31, 2001 to the quarter ended March 31, 2000”, the Company has decided not to build any more hotels at this time and is actively trying to sell eleven sites it had been holding for future hotel development.

In the future, the Company expects its cash requirements to be met by funds generated from operations, sales of undeveloped sites, occasional sales of its hotel properties and borrowings under its bank line of credit. The Company’s net cash flow from operating activities increased from $2.0 million in the first quarter of 2000 to $3.2 million in the first quarter of 2001.

Certain Risk Factors

In evaluating the Company and its prospects, certain risks, including those described in this section and those listed under “Forward Looking Statements”, should be considered. Such risks are not the only ones the Company faces. Additionally, some risks that are not currently known and others that the Company does not consider material could later turn out to be so.

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

In order to enhance its franchising strategy, the Company acquired a nightly-stay hotel brand (GuestHouse International) and increased its sales force from one franchise sales person at May 31, 1999, to nineteen by May 11, 2001. The Company intends to increase its franchise sales staff to 22 sales persons by the end of 2001.

The franchise business is highly competitive and, particularly with respect to the Suburban Lodge brand which consists almost entirely of newly-constructed hotels, is subject to the availability of substantial bank credit in the form of construction loans that convert to permanent financing.

During 2000, nine Suburban Lodge hotels were opened by franchisees and three were opened by the Company. Twenty-five GuestHouse International hotels were opened by franchisees in 2000. This was the Company’s best year with respect to franchise openings. The Company opened ten franchised hotels during the first quarter of 2001, three Suburban Lodge extended stay hotels and seven GuestHouse International hotels. The Company had expected to open approximately 41 additional franchised hotels during the remaining nine months of 2001, three Suburban Lodge extended stay hotels and 38 GuestHouse International hotels.  However, due to the proxy contest the Company is currently involved in, some prospective franchisees have informed the Company that they are waiting to see the outcome of the contest before they commit to the brands.  This has hampered the Company’s continuing efforts to grow the brands and may delay the achievement of these objectives for 2001 until early next year.  The Company also expects to open one Company-owned Suburban Lodge extended stay hotel in the second quarter of 2001.

The Company has determined that, when its franchising revenues have grown to a more significant level, it will become more aggressive in its efforts to sell its own operating hotels. The Company’s ultimate objective is to own no real estate, although this objective may take several years to accomplish. The

Company’s present intent is to sell its hotels only to parties who are interested in entering into a franchise agreement and operating the hotels under the Suburban Lodge brand. Thirty-two of the Company’ s hotels have been grouped into mortgage pools of five or six hotels each. The Company believes that these hotels may be difficult to sell since, essentially, the pools must remain intact and the debt must remain in place until December 31, 2008, or June 30, 2009, depending on the pool. While the geographic dispersion of the hotels in each group might make these pools unattractive to some franchisees, the Company believes that the debt terms would be attractive to such franchisees.

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

From time to time, the Company studies business and strategic opportunities to determine if specific transactions would have the potential of enhancing shareholder value. These activities have included the review of possible acquisitions or other business combinations, some of which, if consummated, could result in the discontinuance of the Company’s loans to HotelTools. In such event, unless other funding was available, HotelTools could cease operating and be unable to repay its loans from the Company. In the event HotelTools is unable to repay its loans from the Company, the Company could recognize a loss up to the full amount of its loans; however, the Company would seek to minimize any such loss by exercising its security rights against HotelTools’ developed software and its owned hardware. There can be no assurance that HotelTools’ assets would have a substantial value to the Company if such events were to transpire.  The software is currently in beta test and has been installed in four Suburban Lodge hotels.  It is expected that the software will be installed in a total of ten Company-owned Suburban Lodge hotels and two franchised Suburban Lodge hotels by the end of the second quarter of 2001 and that all Company-owned and franchised Suburban Lodge hotels will be using the software by the end of 2001, regardless of whether HotelTools is sold to a third party.

The Company is also a guarantor on the equipment financing lease for HotelTools. The total amount of the lease obligation at March 31, 2001 is approximately $1.3 million.

Recent Accounting Pronouncements

As of January 1, 2001, the Company adopted the Statement of Financial Accounting Standards No. 133 (SFAS 133), “Accounting for Derivative Instruments and Hedging Activities” as amended in June 2000 by Statement of Financial Accounting Standards No. 138 (SFAS 138), “Accounting for Certain Derivative Instruments and Certain Hedging Activities (an amendment of FASB Statement No. 133).” SFAS 133, as amended by SFAS 138, requires companies to recognize all derivatives as either assets or liabilities in the balance sheet and measure such instruments at fair value. The adoption of these statements had no impact on the Company’s consolidated financial statements.

Forward Looking Statements

This Quarterly Report on Form 10Q contains statements concerning the Company’s plans, beliefs and expectations for future periods. The statements include, without limitation, statements regarding amounts expected to be realized from the sale of undeveloped sites; the number of franchised hotels to be opened by the end of 2001;  the Company’s plans and objectives with respect to the sale of Company-owned hotels; the source of funding to meet future cash needs; the amount of additional funding to be provided to HotelTools by the Company; and HotelTools’ efforts to attract equity investors, to market a fully developed software system and to repay its loans from the Company. These forward-looking statements involve known and unknown risks and uncertainties that could cause actual results to differ materially from the expectations expressed or implied in such statements.

These risks and uncertainties include, but are not limited to: (i) changes in economic conditions, (ii) reduced demand for and increased supply of extended stay and other forms of lodging, and increased competition at all levels in the hotel industry, (iii) the ability of the Company to achieve desired growth in the number of franchised Suburban Lodge and GuestHouse International hotels, (iv) various factors affecting the ability of the Company’s franchisees to acquire existing Suburban Lodge hotels which the Company may desire to sell or to build or renovate additional hotels, including the availability of adequate financing on commercially acceptable terms, development risks and inefficiencies, weather delays, zoning and other governmental and environmental approvals, (v) the ability of the Company’s operating and financial system to effectively manage growth, (vi) dependence on senior management, and (vii) the Company’s financial condition. Forward-looking statements concerning HotelTools are subject to the foregoing risks and uncertainties and to additional risks and uncertainties including, but not limited to:

(i) uncertainty as to the demand for its products and services, (ii) the ability of HotelTools to complete market- ready and viable products, (iii) the risk that competitors will be able to develop and market products and services that produce results similar to those produced by HotelTools’ products, (iv) its ability to obtain sufficient capital to complete the development of its products and services and to successfully market them to the hotel industry, and (v) its future profitability.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to changes in interest rates primarily as a result of its borrowing activities.

At March 31, 2001, the Company had debt outstanding totaling $119.4 million. Approximately $99.4 million of this amount was represented by fixed rate mortgage loans. The interest rate on approximately $9.8 million of these mortgage loans will adjust on April 1, 2002 and again on April 1, 2005 for $6.7 million of the loans. One loan of approximately $3.1 million matures on April 1, 2005. The interest rate on approximately $2.6 million of the loans is adjustable every year on April 1.

Outstanding borrowings on three construction loans totaled $10.0 million at March 31, 2001. The company expects to draw an additional $2.4 million on these loans by the end of the second quarter of 2001. One of the construction loans with a balance of $3.1million at March 31, 2001 has a fixed interest rate that is adjustable on October 1, 2002, and again on October 1, 2005. The other two loans are at variable interest rates. The remaining $10.0 million of debt outstanding at March 31, 2001 consisted of a variable rate term loan with SouthTrust Bank.

The total amount of variable rate debt and fixed rate debt adjustable within one year outstanding at March 31, 2001, plus the additional draws expected to be made on these loans through the end of the second quarter of 2001, is approximately $18.0 million. Accordingly, each one percent change in market interest rates will change interest expense by approximately $180,000 on an annual basis.

The Company’s cash and cash equivalents are short-term and highly-liquid investments with original maturities of three months or less. Accordingly, a change in market interest rates has a nearly immediate effect on interest earned by the Company on its invested cash. For the foreseeable future, the Company reasonably expects that its average invested cash balance will approximate $4.0 million. Accordingly, each one percent change in market interest rates will change interest income by approximately $40,000 on an annual basis.

PART II.          OTHER INFORMATION AND SIGNATURES
Item 1.	Legal Proceedings
None
Item 6.	Exhibits and Reports on Form 8-K
(a)	Exhibits
3.2 Amended and Restated Bylaws of the Company, amended as of October 24, 2000
(b)	Reports on Form 8-K
None

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Suburban Lodges of America, Inc.

Date: May 15, 2001	By: /s/ PAUL A. CRISCILLIS, JR. Paul A. Criscillis, Jr. Vice President and Chief Financial Officer

Date: May 15, 2001	By: /s/ ROBERT E. SCHNELLE Robert E. Schnelle Vice President and Treasurer (Chief Accounting Officer)