Form 10-Q
period 2001-06-30
SUBURBAN LODGES OF AMERICA INC
filed 2001-08-14
CIK 1011449

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

/ X /	QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

YES     / X /      NO      /_ /

Number of shares of Common Stock, $.01 par value, outstanding as of August 10, 2001:

11,974,877

PART I, ITEM 1. FINANCIAL STATEMENTS

Suburban Lodges of America, Inc.
Consolidated Balance Sheets
(dollar amounts in thousands)

	(Unaudited)
	June 30,	December 31,
	2001	2000

Assets
Current assets:
Cash and cash equivalents	$7,360	$10,856
Accounts receivable, net of reserves of
$771 (2001) and $327 (2000)	1,442	1,520
Notes receivable	608
Hotel inventory and supplies	2,539	2,538
Prepaid and refundable income taxes	4,296	260
Deferred income taxes	710	469
Prepaid expenses and other current assets	2,235	2,081

Total current assets	19,190	17,724

Assets held for sale	14,619

Property and equipment, net of accumulated depreciation and
amortization of $32,439 (2001) and $27,863 (2000)	278,485	299,392

Notes receivable from HotelTools, Inc.		7,997
Other notes receivable	3,588	4,508
Acquired intangible assets - net	3,341	3,515
Deferred loan costs	1,899	2,097
Other assets	2,837	2,393

Total assets	$323,959	$337,626

Liabilities and shareholders' equity
Current liabilities:
Current portion of long-term debt	$1,852	$1,547
Construction accounts payable	905	1,314
Trade accounts payable	1,998	3,161
Accrued property taxes	1,264	720
Accrued wages and benefits	1,483	703
Other accrued liabilities	2,508	1,504
Other current liabilities	788	648

Total current liabilities	10,798	9,597

Long-term debt, excluding current portion	118,164	119,574
Deferred income taxes	1,549	3,958
Other liabilities	162	167

Total liabilities	130,673	133,296

Shareholders' equity:
Common stock	120	157
Additional paid-in capital	179,612	202,280
Retained earnings	13,760	24,608

	193,492	227,045
Less treasury stock, at cost	206	22,715

Shareholders' equity, net	193,286	204,330

Total liabilities and shareholders' equity	$323,959	$337,626

See accompanying notes to consolidated financial statements.

Suburban Lodges of America, Inc
Consolidated Statements of Operations
(in thousands, except per share amounts)

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 30, 2001	June 30, 2000	June 30, 2001	June 30, 2000

Revenue:
Hotel revenue	$ 18,735	$ 18,072	$ 36,212	$ 34,031
Franchising revenue	964	904	1,987	1,685
Management and other revenue	206	298	381	653

Total revenue	19,905	19,274	38,580	36,369

Operating costs and expenses:
Hotel operating expenses	9,724	9,194	19,509	18,309
Corporate operating expenses	3,164	2,664	6,027	5,465
Bad debts expense	466	68	602	126
Proxy contest expenses	663		663
Expenses incurred in connection with
review of strategic alternatives	6		481
Undeveloped site carrying costs	63	44	110	88
Depreciation and amortization	2,554	2,405	5,080	4,803
Impairment of long lived assets		545	6,687	545
Gains realized on property sales		(68)		(68)

Operating costs and expenses - net	16,640	14,852	39,159	29,268

Income (loss) from operations	3,265	4,422	(579)	7,101

Other income (expense):
Interest income	209	189	443	434
Interest expense	(2,486)	(2,088)	(4,916)	(4,134)
Write-off of notes receivable from
HotelTools, Inc.	(12,213)		(12,213)
Proceeds from legal settlement		842		842
Other	(93)	5	(92)	15

Income (loss) before income taxes	(11,318)	3,370	(17,357)	4,258
Provision (credit) for income taxes	(4,326)	1,264	(6,509)	1,597

Net income (loss)	$ (6,992)	$ 2,106	$ (10,848)	$ 2,661

Earnings (loss) per common share:
Basic	$ (0.58)	$ 0.16	$ (0.90)	$ 0.20

Diluted	$ (0.58)	$ 0.16	$ (0.90)	$ 0.20

Weighted average number of
common shares outstanding:
Basic	11,981	13,335	11,992	13,603

Diluted	11,981	13,335	11,992	13,603

See accompanying notes to consolidated financial statements.

Suburban Lodges of America, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	(Unaudited)
	Six Months Ended
	June 30, 2001	June 30, 2000

Operating activities:
Net income (loss)	$ (10,848)	$ 2,661
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
Depreciation and amortization	5,080	4,803
Deferred income taxes	(2,650)	1
Stock compensation	10	30
Gains realized on property sales		(68)
Impairment of long-lived assets	6,687	545
Write-off of notes receivable from HotelTools, Inc.	12,213
Changes in operating assets and liabilities - net of the effects of acquisitions:
Accounts receivable	78	225
Other current assets	(4,229)	471
Other assets	(350)	(3,531)
Trade accounts payable	(1,163)	(2,004)
Other current liabilities	2,356	1,937
Other liabilities	(5)	79

Net cash provided by operating activities	7,179	5,149

Investing activities:
Additions to property and equipment	(5,267)	(5,903)
Proceeds from sale of undeveloped site		230
Decrease in construction accounts payable	(409)	(1,023)
Acquisitions, net of cash acquired		(641)
Loans made to HotelTools, Inc.	(4,104)
Other loans made	(55)
Payments received on other loans	273

Net cash used by investing activities	(9,562)	(7,337)

Financing activities:
Proceeds from issuance of long-term debt	2,732	5,904
Principal payments on long-term debt	(837)	(3,280)
Amounts borrowed under line of credit		6,000
Repayment of line of credit borrowings	(3,000)	(5,000)
Purchase of treasury stock	(206)	(5,843)
Net decrease (increase) in deferred loan costs	198	(440)

Net cash used by financing activities	(1,113)	(2,659)

Net decrease in cash and cash equivalents	(3,496)	(4,847)

Cash and cash equivalents at beginning of period	10,856	9,862

Cash and cash equivalents at end of period	$ 7,360	$ 5,015

Supplemental information:
Interest paid net of interest capitalized	$ 5,053	$ 4,219

Income taxes paid	$ 333	$ 472

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

  ASSETS HELD FOR SALE

  In April 2001, the Company decided to actively dispose of eleven sites that it had been holding for future hotel development. The Company recorded a loss for impairment on these sites of $6.7 million before reduction for income tax savings in the first quarter of 2001. These eleven sites and five outparcels were classified as assets held for sale starting with the March 31, 2001 balance sheet. On July 2, 2001 the Company sold one of its hotels, at a small gain, to an existing franchisee who continues to operate the hotel as a Suburban Lodge hotel. The net book value of the assets sold was also classified as assets held for sale in the June 30, 2001 balance sheet.

  PROPERTY AND EQUIPMENT

  Property and equipment consist of the following (in thousands):

	June 30, 2001	December 31, 2000

Land and improvements	$ 46,951	$ 62,805
Buildings and improvements	236,666	233,809
Furniture, fixtures and equipment	27,307	26,647
Construction in progress		3,994

Property and equipment, at cost	$ 310,924	$ 327,255

  Additions to hotels for the six months ended June 30, 2001 and 2000, respectively, included $247,000 and $408,000 of interest incurred on funds borrowed to finance construction.

  LONG-TERM DEBT

  The Company maintains a loan agreement with SouthTrust Bank. As amended to date, this agreement consists of a $10 million term loan and a revolving line of credit facility for amounts up to $15 million. A total of nine Company-owned hotels are pledged as collateral under the loan agreement. Borrowings under the line of credit facility will bear interest, at the Company’s option, at (i) the bank’s prime rate or (ii) the Euro Rate plus 200 basis points. The line of credit facility expires on September 30, 2003. The interest rate on the term loan was based on the Euro Rate plus 175 basis points through December 31, 2000. Commencing January 1, 2001, the interest rate is based on the Euro Rate plus 200 basis points. The term loan requires monthly payments of interest only through September 2001. Beginning October 1, 2001 the term loan requires monthly payments of principal and interest based on a 20-year amortization period with a final maturity of September 30, 2008. Among other covenants, the agreement requires the Company to maintain certain financial ratios and a minimum level of tangible net worth. The agreement also places restrictions on the amount of loans and advances the Company can make to third parties. The Company was in compliance with all loan covenants at June 30, 2001. At June 30, 2001, there were no borrowings outstanding under the line of credit.

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

  WRITE-OFF OF NOTES RECEIVABLE FROM HOTELTOOLS, INC.

  The Company recorded a charge of $12.2 million ($7.6 million after related income tax benefits) in the quarter ended June 30, 2001 for the write-off of notes receivable from HotelTools, Inc. On July 27, 2001, Radiant Systems, Inc. acquired certain assets of HotelTools, Inc. In connection with this transaction, (1) the Company released its security interest in the assets acquired from HotelTools by Radiant in exchange for a partial payment on its secured loans to HotelTools, (2) the Company’s stock warrants in HotelTools were cancelled and all stock options that have been issued by HotelTools were rendered valueless, (3) Radiant entered into a license agreement with the Company to provide software services to company-owned Suburban Lodge hotels and Suburban lodge franchisees for a period of two years, (4) the Company received net cash proceeds of $168,000, and (5) Radiant agreed to satisfy or assume HotelTools’ obligations under an equipment-financing lease.  The Company has received a signed release of its guaranty of the lease obligations from the equipment lessor.  As of July 27, 2001, the net present value of the remaining payments under the HotelTools equipment-financing lease approximated $1.0 million.

  EARNINGS PER COMMON SHARE

  Earnings per common share have been computed under the provisions of Statement of Financial Accounting Standards No. 128, “Earnings Per Share.” Identical net income (loss) amounts are used in the calculations of basic and diluted earnings (loss) per common share. Basic earnings (loss) per common share were computed using the weighted average number of common shares outstanding. Stock options outstanding under the Company’s various stock option plans did not have a dilutive effect in either of the periods presented. At June 30, 2001, stock options under the Company’s various stock option plans represented the only securities that could potentially dilute earnings per common share in future periods.

  CONTINGENCIES

  The Company is a defendant in litigation in the ordinary course of business. In the opinion of management, such litigation will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

  RECENT ACCOUNTING PRONOUNCEMENTS

  As of January 1, 2001, the Company adopted the Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended in June 2000 by SFAS 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities (an amendment of SFAS No. 133).” SFAS 133, as amended by SFAS 138, requires companies to recognize all derivatives as either assets or liabilities in the balance sheet and measure such instruments at fair value. The adoption of these statements had no impact on the Company’s consolidated financial statements.

  In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS 142, “Accounting for Goodwill and Other Intangible Assets,” effective for fiscal years beginning after December 15, 2001. SFAS 142 establishes new accounting standards for goodwill and continues to require the recognition of goodwill as an asset but does not permit amortization of goodwill as previously required by Accounting Principles Board Opinion No. (“APB”) 17, “Intangible Assets.”  SFAS 142 also establishes a new method of testing goodwill for impairment. It requires goodwill to be separately tested for impairment at a reporting unit level. The amount of goodwill determined to be impaired would be expensed to current operations. The Company is currently evaluating the effect that the January 1, 2002 adoption of SFAS 142 will have on its financial position and results of operations.

  SEGMENT AND RELATED INFORMATION

  The Company operates in three reportable segments: hotel operations, franchising operations and corporate and support services. The Company evaluates the performance of its operating segments based on net operating income, which is defined as income before income taxes, nonrecurring items, interest income, interest expense and other nonoperating income.

  Summarized financial information concerning the Company’s reportable segments is shown in the following tables (in thousands):
	Hotel Operations	Franchising Operations	Corporate and Support Services	Total

Quarter ended June 30, 2001
Revenues from external customers	$ 18,735	$ 964	$ 206	$ 19,905
Intersegment revenues		749	937	1,686
Depreciation and amortization	2,299	85	170	2,554
Net operating income (loss)	4,963	(493)	(1,205)	3,265

Quarter ended June 30, 2000
Revenues from external customers	$ 18,072	$ 904	$ 298	$ 19,274
Intersegment revenues		725	903	1,628
Depreciation and amortization	2,154	85	166	2,405
Net operating income (loss)	5,051	4	(156)	4,899

Six months ended June 30, 2001
Revenues from external customers	$ 36,212	$ 1,987	$ 381	$ 38,580
Intersegment revenues		1,448	1,811	3,259
Depreciation and amortization	4,571	169	340	5,080
Net operating income (loss)	8,763	(449)	(2,206)	6,108

Six months ended June 30, 2000
Revenues from external customers	$ 34,031	$ 1,685	$ 653	$ 36,369
Intersegment revenues		1,360	1,701	3,061
Depreciation and amortization	4,301	170	332	4,803
Net operating income (loss)	8,271	3	(696)	7,578

  The following table provides a reconciliation of total segment net operating income to the Company’s reported income before income taxes (in thousands):

	Quarter ended June 30		Six months ended June 30

	2001	2000	2001	2000

Total segment net operating income	$ 3,265	$ 4,899	$ 6,108	$ 7,578
Interest income	209	189	443	434
Gains realized on property sales	-	68	-	68
Proceeds from legal settlement	-	842	-	842
Other nonoperating income (expense)	(93)	5	(92)	15
Interest expense	(2,486)	(2,088)	(4,916)	(4,134)
Impairment of long-lived assets	-	(545)	6,687	(545)
Write-off of notes receivable from HotelTools, Inc.	(12,213)		(12,213)

Income before income taxes	$ (11,318)	$ 3,370	$ (17,357)	$ 4,258

  All of the Company’s revenues are derived in the United States of America. No single external customer accounts for ten percent or more of the Company’s total revenue.

  RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year presentation.

PART I,  ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Comparison of the quarter ended June 30, 2001 to the quarter ended June 30, 2000

Hotel revenues increased by $0.6 million, or 4%, from $18.1 million in 2000 to $18.7 million in 2001. Three hotels opened by the Company during 2000 and operated for the full quarter ended June 30, 2001 plus one hotel opened by the Company during the second quarter of 2001 accounted for the entire $0.6 million increase. Revenues at the sixty-two hotels that operated for the full quarter in both 2000 and 2001 were flat in the current year quarter compared to the prior year quarter. For all Company-owned hotels, AWR increased to $201.67 in 2001 from $196.62 in 2000, weekly RevPAR increased to $163.37 in 2001 from $160.64 in 2000, while occupancy declined slightly from 81.7% in 2000 to 81.3% in 2001.

Franchising revenue increased by $0.1 million, or 7%, from $0.9 million in 2000 to $1.0 million in 2001. The increase was attributable to the GuestHouse International brand due to the increased number of franchised hotels open during the second quarter of 2001. Recurring monthly franchise fees for the Suburban Lodge brand increased during the current year quarter but this increase was offset by a decline in initial franchise fees as there were no new openings of Suburban Lodge franchised hotels during the quarter ended June 30, 2001, compared to three new openings in the prior year quarter. At June 30, 2001, 57 franchised Suburban Lodge hotels were operating as compared with 52 at June 30, 2000. There were 74 GuestHouse International franchised hotels operating at June 30, 2001 compared to 53 at June 30, 2000.

Management and other revenue declined by $0.1 million from $0.3 million in 2000 to $0.2 million in 2001 due to a decrease in the number of hotels being managed. The Company managed ten Suburban Lodge hotels for franchisees for the entire quarter ended June 30, 2001 compared to managing 20 hotels during April and May of 2000 and 13 in June 2000.

Hotel operating expenses increased approximately $0.5 million, or 6%, from $9.2 million in 2000 to $9.7 million in 2001. The three hotels opened by the Company during 2000 and operated for the full quarter ended June 30, 2001 plus the one hotel opened by the Company during the second quarter of 2001 accounted for $0.4 million of the increase. The sixty-two hotels that operated the full quarter in both 2000 and 2001 accounted for $0.1 million of the increase.

Corporate operating expenses increased $0.5 million, or 19%, from $2.7 million in 2000 to $3.2 million in 2001. The increase was due in part to a decrease of $0.2 million in the amount of project related corporate overhead capitalized as land-acquisition or hotel-construction cost. Also contributing to the increase was a higher volume of legal activity, all in the ordinary course of business. Corporate operating expenses attributable to the growing franchising business increased $0.3 million in the 2001 quarter while other corporate operating expenses declined by $0.2 million in the quarter.

The Company recorded bad debt expense of $466,000 in the quarter ended June 30, 2001 compared to $68,000 in the prior year quarter. The increase was mainly attributable to the Company’s franchise operations, primarily because of the failure or inability of several GuestHouse International franchisees to pay their fees. The current economic downturn has contributed to these hotels’ inability to pay their franchise fees, and two of the hotels are currently in receivership.

The Company incurred expenses of $663,000 during the current year second quarter in connection with a proxy contest, including reimbursement of the expenses incurred by its two new directors.

Depreciation and amortization increased by $0.2 million, or 6%, from $2.4 million in 2000 to $2.6 million in 2001. The sixty-two hotels operated for the full quarter in both 2000 and 2001 and the three hotels opened by the Company during 2000 and operated for the full quarter ended June 30, 2001 each accounted for $0.1 million of the increase.

Interest expense, net of interest capitalized of $0.1 million and $0.2 million in 2001 and 2000 respectively, was $2.5 million in 2001 and $2.1 million in 2000. The increase in total interest charges incurred was due to higher levels of debt outstanding.

The Company recorded a charge of $12.2 million ($7.6 million after related income tax benefits) in the quarter ended June 30, 2001 for the write-off of notes receivable from HotelTools, Inc. On July 27, 2001, Radiant Systems, Inc. acquired certain assets of HotelTools, Inc. In connection with this transaction, (1) the Company released its security interest in the assets acquired from HotelTools by Radiant in exchange for a partial payment on its secured loans to HotelTools, (2) the Company’s stock warrants in HotelTools were cancelled and all stock options that have been issued by HotelTools were rendered valueless, (3) Radiant entered into a license agreement with the Company to provide software services to company-owned Suburban Lodge hotels and Suburban lodge franchisees for a period of two years, (4) the Company received net cash proceeds of $168,000, and (5) Radiant agreed to satisfy or assume HotelTools’ obligations under an equipment-financing lease.  The Company has received a signed release of its guaranty of the lease obligations from the equipment lessor.  As of July 27, 2001, the net present value of the remaining payments under the HotelTools equipment-financing lease approximated $1.0 million.

Comparison of the six months ended June 30, 2001 to the six months ended June 30, 2000

Hotel revenues increased by $2.2 million, or 6%, from $34.0 million in 2000 to $36.2 million in 2001. Three hotels opened by the Company during 2000 and operated for the full six months ended June 30, 2001 plus one hotel opened by the Company during the second quarter of 2001 accounted for $1.3 million of the increase. The sixty-two hotels that operated for the full six months in both 2000 and 2001 accounted for $0.9 million of the increase. For all Company-owned hotels, AWR increased to $200.97 in 2001 from $196.62 in 2000, occupancy increased to 79.5% in 2001 compared to 77.8% in 2000 and weekly RevPAR increased to $158.98 in 2001 from $152.59 in 2000.

Franchising revenue increased by $0.3 million, or 18%, from $1.7 million in 2000 to $2.0 million in 2001. The GuestHouse International brand contributed $0.2 million of the increase and the Suburban Lodge brand contributed $0.1 million of the increase due to the large number of franchised locations of each brand open during the first quarter of 2001. At June 30, 2001, 57 franchised Suburban Lodge hotels were operating as compared with 52 at June 30, 2000. There were 74 GuestHouse International franchised hotels operating at June 30, 2001 compared to 53 at June 30, 2000.

Management and other revenue declined by $0.3 million from $0.7 million in 2000 to $0.4 million in 2001 due to a decrease in the number of hotels being managed. The Company managed ten Suburban Lodge hotels for franchisees for the entire six months ended June 30, 2001, compared to managing 19 hotels during January and February 2000, 20 hotels during March, April and May of 2000 and 13 in June 2000.

Hotel operating expenses increased approximately $1.2 million, or 7%, from $18.3 million in 2000 to $19.5 million in 2001. The three hotels opened by the Company during 2000 and operated for the full six months ended June 30, 2001 plus the one hotel opened by the Company during the second quarter of 2001 accounted for $0.7 million of the increase. The sixty-two hotels that operated the full six months in both 2000 and 2001 accounted for $0.5 million of the increase.

Corporate operating expenses increased $0.6 million, or 10%, from $5.5 million in 2000 to $6.0 million in 2001. The increase is attributable to a decrease of $0.3 million in the amount of project related corporate overhead capitalized as land-acquisition or hotel-construction cost. Excluding the incremental impact on reported operating expenses of lower capitalization of project-related expenses, corporate operating expenses in the six months ended June 30, 2001 increased $0.3 million due primarily to a higher volume of legal activity, all in the ordinary course of business. Corporate operating expenses attributable to the growing franchising business increased $0.4 million in the 2001 six-month period while other corporate operating expenses declined by $0.4 million in the six-month period.

The Company recorded bad debt expenses of $602,000 for the six months ended June 30, 2001 compared to $126,000 in the prior year six-month period . The increase was mainly attributable to the Company’s franchise operations, primarily because of the failure or inability of several GuestHouse International franchisees to pay their fees. The current economic downturn has contributed to these hotels’ inability to pay their franchise fees, and two of the hotels are currently in receivership.

The company incurred expenses of $663,000 during the current year six-month period in connection with a proxy contest, including reimbursement of the expenses incurred by its two new directors.

Expenses of $481,000 were incurred during the first six months of 2001 in conjunction with the Company’s review of strategic alternatives to enhance shareholder value. As a result of this review and the continued poor capital market environment for hotel development by public companies, the Company decided to dispose of eleven sites that it had been holding for future hotel development. As a result of this decision, the Company recorded an impairment reserve of $6.7 million before reduction for income tax savings in the first quarter of 2001. The majority of the impairment reserve represents amounts spent before the end of 1998 when the Company was actively developing its own Suburban Lodge hotels. Development expenditures such as architectural and engineering fees, interest and, in several cases, initial construction activities that were incurred at that time represent the largest portion of the write-down. The Company expects to realize approximately $10.0 million upon the ultimate sale of these sites. The impairment of long-lived assets of $545,000 recorded in the six months ended June 30, 2000 represents the write-down of one of the eleven sites made in the prior year. There was no further write-down of this site in the current year.

Depreciation and amortization increased by $0.3 million, or 6.0%, from $4.8 million in 2000 to $5.1 million in 2001. The sixty-two hotels operated for the full six months in both 2000 and 2001 accounted for $0.1 million of the increase and the three hotels opened by the Company during 2000 and operated for the full six month period ended June 30, 2001 accounted for $0.2 million of the increase.

Interest expense, net of interest capitalized of $0.2 million and $0.4 million in 2001 and 2000 respectively, was $4.9 million in 2001 and $4.1 million in 2000. The increase in total interest charges incurred was due to higher levels of debt outstanding.

The Company recorded a charge of $12.2 million ($7.6 million after related income tax benefits) in the quarter ended June 30, 2001 for the write-off of notes receivable from HotelTools, Inc. On July 27, 2001, Radiant Systems, Inc. acquired certain assets of HotelTools, Inc. In connection with this transaction, (1) the Company released its security interest in the assets acquired from HotelTools by Radiant in exchange for a partial payment on its secured loans to HotelTools, (2) the Company’s stock warrants in HotelTools were cancelled and all stock options that have been issued by HotelTools were rendered valueless, (3) Radiant entered into a license agreement with the Company to provide software services to company-owned Suburban Lodge hotels and Suburban lodge franchisees for a period of two years, (4) the Company received net cash proceeds of $168,000, and (5) Radiant agreed to satisfy or assume HotelTools’ obligations under an equipment-financing lease.  The Company has received a signed release of its guaranty of the lease obligations from the equipment lessor.  As of July 27, 2001, the net present value of the remaining payments under the HotelTools equipment-financing lease approximated $1.0 million.

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

During the latter portion of 1998, the Company revised its financing strategy to emphasize traditional longer-term mortgages to fund the construction of hotels rather than relying on bank lines of credit with shorter final maturities. At June 30, 2001, the Company had approximately $120.0 million outstanding under long-term mortgage loan arrangements, including amounts classified as current maturities of long-term debt at that date. In the aggregate, these loans require monthly principal and interest payments of $1,019,000. The final maturity dates for these loans range from February 1, 2005 to July 1, 2009. The Company also has a revolving line of credit facility with SouthTrust Bank for amounts up to $15 million. Borrowings under the line of credit facility will bear interest, at the Company’s option, at (i) the bank’s prime rate or (ii) the Euro Rate plus 200 basis points. The line of credit facility expires on September 30, 2003. At June 30, 2001, there were no borrowings outstanding under the line of credit facility.

The Company has been authorized by its Board of Directors to repurchase up to 4,500,000 shares of its outstanding common stock. As of June 30, 2001, the Company had purchased a total of 3,765,398 shares at a cost of $22,921,000.

As discussed under “Comparison of the six months ended June 30, 2001 to the six months ended June 30, 2000”, the Company has no current plans to build any more hotels and is actively trying to sell eleven sites it had been holding for future hotel development.

The Company is continuing to explore potential business and strategic opportunities to preserve or enhance shareholder value. The Company also is reviewing various aspects of its business in light of current economic conditions and the Company’s recent performance. As part of this process, the Company decided in July 2001 to reduce its franchise sales staff by approximately one-half, to 11 sales persons, a step that was taken in response to the current economic slowdown and a corresponding reduction in franchise sales activity.

In the future, the Company expects its cash requirements to be met by funds generated from operations, sales of undeveloped sites, occasional sales of its hotel properties and borrowings under its bank line of credit. The Company’s net cash flow from operating activities increased from $5.1 million in the first six months of 2000 to $7.2 million in the first six months of 2001.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains statements concerning the Company’s plans, beliefs and expectations for future periods. The statements include, without limitation, statements regarding the Company’s expected sources of funding to meet future cash needs. These forward-looking statements involve known and unknown risks and uncertainties that could cause actual results to differ materially from the expectations expressed or implied in such statements.

These risks and uncertainties include, but are not limited to: (i) changes in economic conditions, (ii) reduced demand for and increased supply of extended stay and other forms of lodging, and increased competition at all levels in the hotel industry, (iii) various factors affecting the ability of the Company’s franchisees to acquire existing Suburban Lodge hotels which the Company may desire to sell or to build or renovate additional hotels, including the availability of adequate financing on commercially acceptable terms, development risks and inefficiencies, weather delays, zoning and other governmental and environmental approvals, (iv) the ability of the Company’s operating and financial system to effectively manage growth, (v) dependence on senior management, and (vi) the Company’s financial condition.

Recent Accounting Pronouncements

As of January 1, 2001, the Company adopted the Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended in June 2000 by SFAS 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities (an amendment of FASB Statement No. 133).”  SFAS 133, as amended by SFAS 138, requires companies to recognize all derivatives as either assets or liabilities in the balance sheet and measure such instruments at fair value. The adoption of these statements had no impact on the Company’s consolidated financial statements.

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS 142, “Accounting for Goodwill and Other Intangible Assets,” effective for fiscal years beginning after December 15, 2001. SFAS 142 establishes new accounting standards for goodwill and continues to require the recognition of goodwill as an asset but does not permit amortization of goodwill as previously required by Accounting Principles Board Opinion No. (“APB”) 17, “Intangible Assets.”  SFAS 142 also establishes a new method of testing goodwill for impairment. It requires goodwill to be separately tested for impairment at a reporting unit level. The amount of goodwill determined to be impaired would be expensed to current operations. The Company is currently evaluating the effect that the January 1, 2002 adoption of SFAS 142 will have on its financial position and results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to changes in interest rates primarily as a result of its borrowing activities.

At June 30, 2001, the Company had debt outstanding totaling $120.0 million. Approximately $102.1 million of this amount was represented by fixed rate mortgage loans. The interest rate on approximately $9.8 million of these mortgage loans will adjust on April 1, 2002 and again on April 1, 2005 for $6.7 million of the loans. One loan of approximately $3.1 million matures on April 1, 2005. The interest rate on approximately $2.6 million of the loans is adjustable every year on April 1. The interest rate on approximately $3.1 million of the loans will adjust on October 1, 2002 and again on October 1, 2005.

Outstanding borrowings on two variable rate construction loans totaled $7.9 million at June 30, 2001. One of the loans with a balance of approximately $4.2 million converted to a fixed rate loan on August 1, 2001 and the other loan with a balance of approximately $3.7 million will convert on September 1, 2001, at the Company’s option, to a fixed rate loan or a variable rate loan based on the lender’s prime rate. The remaining $10.0 million of debt outstanding at June 30, 2001 consisted of a variable rate term loan with SouthTrust Bank.

The total amount of variable rate debt and fixed rate debt adjustable within one year outstanding at June 30, 2001, is approximately $30.3 million. Accordingly, each one percent change in market interest rates will change interest expense by approximately $303,000 on an annual basis.

The Company’s cash and cash equivalents are short-term and highly-liquid investments with original maturities of three months or less. Accordingly, a change in market interest rates has a nearly immediate effect on interest earned by the Company on its invested cash. For the foreseeable future, the Company reasonably expects that its average invested cash balance will approximate $10.0 million. Accordingly, each one percent change in market interest rates will change interest income by approximately $100,000 on an annual basis.

Part II.            OTHER INFORMATION AND SIGNATURES

Item 1.               Legal Proceedings

                           None

Item 4.               Submission of Matters to a Vote of Security Holders

On May 17, 2001, the Company held its annual meeting of shareholders. The purpose of the meeting was to elect two directors to fill the positions of two directors whose terms expired in 2001. At the meeting, Messrs. Raymond A. D. French and Paul R. Coulson were each elected for a three-year term, which expires in 2004. The Company’s other directors are Messrs. David E. Krischer and Dan J. Berman, whose terms expire in 2002 and Mr. John W. Spiegel whose term expires in 2003.

The following is a tabulation of votes cast for each nominee for director:

Nominee	For	Withheld

Raymond A. D. French	5,896,153	1,457
Paul R. Coulson	5,896,153	1,457
James R. Kuse	4,684,972	190,695
Michael McGovern	4,684,972	190,695

At the first meeting of the board of Directors following the Annual Meeting of Shareholders, the Board unanimously approved the following committees of the Board:

Executive Committee:	Ray French, Chairman and David Krischer
Compensation Committee:	Paul Coulson, Chairman and John Speigel
Audit Committee:	John Speigel, Chairman, Paul Coulson and Ray French

Item 6.	Exhibits and Reports on Form 8-K
(a)	Exhibits
3.2 Amended and Restated Bylaws of the Registrant, amended as of July 31, 2001.
(b)	Reports on Form 8-K
On May 4, 2001, the Registrant filed a current report on Form 8-K to report certain amendments to its Rights Agreement between the Registrant and American Stock Transfer & Trust Company.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Suburban Lodges of America, Inc.

Date: August 14, 2001	By: /s/ PAUL A. CRISCILLIS, JR. Paul A. Criscillis, Jr. Vice President and Chief Financial Officer

Date: August 14, 2001	By: /s/ ROBERT E. SCHNELLE Robert E. Schnelle Vice President and Treasurer (Chief Accounting Officer)

EXHIBIT INDEX

Exhibit               Description

  .3.2                 Amended and Restated Bylaws