Form 10-Q
period 2001-09-30
SUBURBAN LODGES OF AMERICA INC
filed 2001-11-14
CIK 1011449

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

/ X /	QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September  30, 2001

OR
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
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

YES     / X /      NO      /_ /

Number of shares of Common Stock, $.01 par value, outstanding as of November 9, 2001:

11,975,127

 Part I, ITEM 1.  FINANCIAL STATEMENTS

Suburban Lodges of America, Inc.
Consolidated Balance Sheets
(dollar amounts in thousands)

	(Unaudited)
	September 30,	December 31,
	2001	2000

Assets
Current assets:
Cash and cash equivalents	$18,877	$10,856
Accounts receivable, net of reserves of
$297 (2001) and $327 (2000)	1,529	1,520
Hotel inventory and supplies	2,535	2,538
Prepaid and refundable income taxes	4,068	260
Deferred income taxes	710	469
Prepaid expenses and other current assets	1,739	2,081

Total current assets	29,458	17,724

Assets held for sale	9,553

Property and equipment, net of accumulated depreciation and
amortization of $34,934 (2001) and $27,863 (2000)	276,511	299,392
Notes receivable from HotelTools, Inc.		7,997
Other notes receivable	387	4,508
Acquired intangible assets - net	3,254	3,515
Deferred loan costs	1,802	2,097
Other assets	3,135	2,393

Total assets	$324,100	$337,626

Liabilities and shareholders' equity
Current liabilities:
Current portion of long-term debt	$2,145	$1,547
Construction accounts payable	590	1,314
Trade accounts payable	1,778	3,161
Accrued property taxes	1,456	720
Accrued wages and benefits	2,111	703
Other accrued liabilities	2,399	1,504
Other current liabilities	582	648

Total current liabilities	11,061	9,597

Long-term debt, excluding current portion	117,397	119,574
Deferred income taxes	1,437	3,958
Other liabilities	252	167

Total liabilities	130,147	133,296

Shareholders' equity:
Common stock	120	157
Additional paid-in capital	179,408	202,280
Retained earnings	14,425	24,608

	193,953	227,045
Less treasury stock, at cost		22,715

Shareholders' equity, net	193,953	204,330

Total liabilities and shareholders' equity	$324,100	$337,626

See accompanying notes to consolidated financial statements.

Suburban Lodges of America, Inc.
Consolidated Statements of Operations
(in thousands, except per share amounts)

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended

	Sept. 30, 2001	Sept. 30, 2000	Sept. 30, 2001	Sept. 30, 2000

Revenue:
Hotel revenue	$18,486	$19,094	$54,698	$53,125
Franchising revenue	1,180	884	3,167	2,569
Management and other revenue	164	222	545	875

Total revenue	19,830	20,200	58,410	56,569

Operating costs and expenses:
Hotel operating expenses	9,810	10,294	29,292	28,514
Corporate operating expenses	2,916	2,525	8,943	7,988
Bad debt expense	202	30	831	247
Proxy contest expenses			663
Expense incurred in connection with
review of strategic alternatives	416		897
Undeveloped site carrying costs	48	44	158	132
Depreciation and amortization	2,582	2,437	7,662	7,240
Impairment of long lived assets			6,687	545
Gains realized on property sales	(139)		(139)	(68)

Operating costs and expenses - net	15,835	15,330	54,994	44,598

Income from operations	3,995	4,870	3,416	11,971

Other income (expense):
Interest income	225	193	668	627
Interest expense	(2,573)	(2,216)	(7,489)	(6,350)
Write-off of notes receivable from
HotelTools, Inc.			(12,213)
Proceeds from legal settlement				842
Loss on early redemption of other
notes receivable	(844)		(938)
Other	(3)	9	(1)	24

Income (loss) before income taxes	800	2,856	(16,557)	7,114
Provision (credit) for income taxes	135	1,042	(6,374)	2,639

Net income (loss)	$665	$1,814	$(10,183)	$4,475

Earnings (loss) per common share:
Basic	$0.06	$0.15	$(0.85)	$0.34

Diluted	$0.06	$0.15	$(0.85)	$0.34

Weighted average number of
common shares outstanding:
Basic	11,975	12,428	11,987	13,208

Diluted	12,069	12,467	11,987	13,221

See accompanying notes to consolidated financial statements.

Suburban Lodges of America, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	(Unaudited)
	Nine Months Ended

	September 30, 2001	September 30, 2000

Operating activities:
Net income (loss)	$(10,183)	$4,475
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
Depreciation and amortization	7,662	7,240
Deferred income taxes	(2,762)	446
Stock compensation	10	30
Gains realized on property sales	(139)	(68)
Impairment of long-lived assets	6,687	545
Write-off of notes receivable from HotelTools, Inc.	12,213
Loss on early redemption of other notes receivable	938
Changes in operating assets and liabilities - net of the effects of acquisitions:
Accounts receivable	21	433
Other current assets	(3,503)	482
Other assets	(712)	(642)
Trade accounts payable	(1,383)	(1,143)
Income taxes payable		627
Other current liabilities	2,973	2,783
Other liabilities	85	113

Net cash provided by operating activities	11,907	15,321

Investing activities:
Additions to property and equipment	(5,788)	(10,337)
Proceeds from sale of hotel property	5,207
Proceeds from sale of undeveloped sites		230
Decrease in construction accounts payable	(724)	(293)
Acquisitions, net of cash acquired		(641)
Loans made to HotelTools, Inc.	(4,444)	(5,781)
Payments received on loans made to HotelTools, Inc.	168
Other loans made	(55)
Payments received on other loans	3,238	475

Net cash used by investing activities	(2,398)	(16,347)

Financing activities:
Proceeds from issuance of long-term debt	2,733	17,768
Principal payments on long-term debt	(1,312)	(3,609)
Amounts borrowed under line of credit		7,000
Repayment of line of credit borrowings	(3,000)	(7,000)
Purchase of treasury stock	(206)	(12,724)
Exercise of employee stock options	2
Net decrease (increase) in deferred loan costs	295	(468)

Net cash provided (used) by financing activities	(1,488)	967

Net increase (decrease) in cash and cash equivalents	8,021	(59)

Cash and cash equivalents at beginning of period	10,856	9,862

Cash and cash equivalents at end of period	$18,877	$9,803

Supplemental information:
Interest paid, net of interest capitalized	$7,316	$6,425

Income taxes paid, net of refunds received	$355	$592

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

  ASSETS HELD FOR SALE

  In April 2001, the Company decided to actively dispose of eleven sites that it had been holding for future hotel development. The Company recorded a loss for impairment on these sites of $6.7 million before reduction for income tax savings in the first quarter of 2001. These eleven sites and five outparcels are classified as assets held for sale in the September 30, 2001 balance sheet.

  PROPERTY AND EQUIPMENT

  Property and equipment consist of the following (in thousands):
	September 30, 2001	December 31, 2000

Land and improvements	$46,951	$62,805
Buildings and improvements	236,912	233,809
Furniture, fixtures and equipment	27,582	26,647
Construction in progress		3,994

Property and equipment, at cost	$311,445	$327,255

  Additions to hotels for the nine months ended September 30, 2001 and 2000, respectively, included $247,000 and $565,000 of interest incurred on funds borrowed to finance construction.

  LONG-TERM DEBT

  The Company maintains a loan agreement with SouthTrust Bank. As amended to date, this agreement consists of a $10 million term loan and a revolving line of credit facility for amounts up to $15 million. A total of nine Company-owned hotels are pledged as collateral under the loan agreement. Borrowings under the line of credit facility will bear interest, at the Company’s option, at (i) the bank’s prime rate or (ii) the Euro Rate plus 200 basis points. The line of credit facility expires on September 30, 2003. The interest rate on the term loan was based on the Euro Rate plus 175 basis points through December 31, 2000. Commencing January 1, 2001, the interest rate is based on the Euro Rate plus 200 basis points. The term loan required monthly payments of interest only through September 2001. Beginning October 1, 2001 the term loan requires monthly payments of principal and interest based on a 20-year amortization period with a final maturity of September 30, 2008. Among other covenants, the agreement requires the Company to maintain certain financial ratios and a minimum level of tangible net worth. The agreement also places restrictions on the amount of loans and advances the Company can make to third parties. At September 30, 2001, there were no borrowings outstanding under the line of credit.

  At September 30, 2001, the Company was in violation of the required debt service coverage ratio of the loan agreement.  SouthTrust granted the Company a one-time only waiver of this event of default. The Company expects that it will be in violation of this covenant for the next several reporting periods and has requested that SouthTrust amend the loan agreement to reduce the required debt service coverage ratio.

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

  WRITE-OFF OF NOTES RECEIVABLE FROM HOTELTOOLS, INC.

  The Company recorded a charge of $12.2 million ($7.5 million after related income tax benefits) in the quarter ended June 30, 2001 for the write-off of notes receivable from HotelTools, Inc. On July 27, 2001, Radiant Systems, Inc. acquired certain assets of HotelTools, Inc. In connection with this transaction, (1) the Company released its security interest in the assets acquired from HotelTools by Radiant in exchange for a partial payment on its secured loans to HotelTools, (2) the Company’s stock warrants in HotelTools were cancelled and all stock options that have been issued by HotelTools were rendered valueless, (3) Radiant entered into a license agreement with the Company to provide software services to company-owned Suburban Lodge hotels and Suburban Lodge franchisees for a period of two years, (4) the Company received net cash proceeds of $168,000, and (5) Radiant agreed to satisfy or assume HotelTools’ obligations under an equipment-financing lease. The Company has received a signed release of its guaranty of the lease obligations from the equipment lessor. As of July 27, 2001, the net present value of the remaining payments under the HotelTools equipment-financing lease approximated $1.0 million.
  EARNINGS PER COMMON SHARE

  Earnings per common share have been computed under the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Identical net income (loss) amounts are used in the calculations of basic and diluted earnings (loss) per common share. Basic earnings (loss) per common share were computed using the weighted average number of common shares outstanding. Diluted earnings per common share include the dilutive effect of stock options outstanding under the Company’s various stock option plans. Stock options outstanding did not have a dilutive effect in the nine-month period ended September 30, 2001. At September 30, 2001, stock options under the Company’s various stock option plans represented the only securities that could potentially dilute earnings per common share in future periods.

  CONTINGENCIES

  The Company is a defendant in certain litigation which has arisen in the ordinary course of its business. In the opinion of management, such litigation is not expected to have a material adverse effect on the financial position, results of operations or cash flows of the Company.

  RECENT ACCOUNTING PRONOUNCEMENTS

  As of January 1, 2001, the Company adopted the Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended in June 2000 by SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities (an amendment of SFAS No. 133)." SFAS 133, as amended by SFAS 138, requires companies to recognize all derivatives as either assets or liabilities in the balance sheet and measure such instruments at fair value. The adoption of these statements had no impact on the Company’s consolidated financial statements.

  In July 2001, the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations."  SFAS 141 requires the purchase method of accounting for business combinations initiated after June  30, 2001 and eliminates the pooling-of-interests method.  The Company does not believe that the adoption of SFAS 141 will have a significant impact on its financial statements.

  In July 2001, the FASB issued SFAS 142, "Accounting for Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. SFAS 142 establishes new accounting standards for goodwill and continues to require the recognition of goodwill as an asset but does not permit amortization of goodwill as previously required by Accounting Principles Board Opinion No. ("APB") 17, "Intangible Assets." SFAS 142 also establishes a new method of testing goodwill for impairment. It requires goodwill to be separately tested for impairment at a reporting unit level. The amount of goodwill determined to be impaired would be expensed to current operations. The Company is currently evaluating the effect that the January 1, 2002 adoption of SFAS 142 will have on its financial position and results of operations.

  SEGMENT AND RELATED INFORMATION

  The Company operates in three reportable segments: hotel operations, franchising operations and corporate and support services. The Company evaluates the performance of its operating segments based on net operating income, which is defined as income before income taxes, nonrecurring items, interest income, interest expense and other nonoperating income.

  Summarized financial information concerning the Company’s reportable segments is shown in the following tables (in thousands):
	Hotel Operations	Franchising Operations	Corporate and Support Services	Total

Quarter ended September 30, 2001
Revenues from external customers	$18,486	$1,180	$164	$19,830
Intersegment revenues		736	921	1,657
Depreciation and amortization	2,318	85	179	2,582
Net operating income (loss)	4,651	208	(1,003)	3,856

Quarter ended September 30, 2000
Revenues from external customers	$19,094	$884	$222	$20,200
Intersegment revenues		762	1,035	1,797
Depreciation and amortization	2,183	88	166	2,437
Net operating income (loss)	4,932	207	(269)	4,870

Nine months ended September 30, 2001
Revenues from external customers	$54,698	$3,167	$545	$58,410
Intersegment revenues		2,185	2,731	4,916
Depreciation and amortization	6,888	254	520	7,662
Net operating income (loss)	13,414	(241)	(3,209)	9,964
Total assets	295,030	3,981	25,089	324,100

Nine months ended September 30, 2000
Revenues from external customers	$53,125	$2,569	$875	$56,569
Intersegment revenues		2,122	2,736	4,858
Depreciation and amortization	6,484	258	498	7,240
Net operating income (loss)	13,203	210	(965)	12,448
Total assets	305,451	4,361	22,380	332,192

The following table provides a reconciliation of total segment net operating income to the Company’s reported income before income taxes (in thousands):
	Quarter ended September 30		Nine months ended September 30

	2001	2000	2001	2000

Total segment net operating income	$3,856	$4,870	$9,964	$12,448
Interest income	225	193	668	627
Gains realized on property sales	139		139	68
Proceeds from legal settlement				842
Other nonoperating income (expense)	(3)	9	(1)	24
Interest expense	(2,573)	(2,216)	(7,489)	(6,350)
Loss on early redemption
of other notes receivable	(844)		(938)
Impairment of long-lived assets			(6,687)	(545)
Write-off of notes receivable from
HotelTools, Inc.			(12,213)

Income (loss) before income taxes	$800	$2,856	$(16,557)	$7,114

All of the Company’s revenues are derived in the United States of America. No single external customer accounts for ten percent or more of the Company’s total revenue.

  RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year presentation.

PART I, ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Comparison of the quarter ended September 30, 2001 to the quarter ended September 30, 2000

Hotel revenues decreased by $0.6 million or 3% from $19.1 million in 2000 to $18.5 million in 2001. Revenues at the sixty-three hotels that operated for the full quarter in both 2000 and 2001 declined by $0.8 million in the current year quarter compared to the prior year quarter. One hotel, sold to a franchise at the beginning of the current year quarter, accounted for $0.3 million of the decline. These declines were partially offset by current quarter revenues of $0.5 million from two hotels opened by the Company after the third quarter of 2000. AWR increased to $200.76 in 2001 from $196.53 in 2000, while occupancy declined from 84.4% in 2000 to 80.3% in 2001 and weekly RevPAR declined from $166.37 in 2000 to $161.01 in 2001.

Franchising revenue increased by $0.3 million or 33% from $0.9 million in 2000 to $1.2 million in 2001. The Suburban Lodge brand accounted for $0.2 million of the increase and the GuestHouse International brand accounted for $0.1 million of the increase. Recurring monthly franchise fees for the Suburban Lodge brand increased $0.1 million due to the increased number of franchised hotels open during the third quarter of 2001. Initial fees for the Suburban Lodge brand also accounted for $0.1 million of the increase as there were three new franchised hotels opened during the current year quarter and one Company-owned hotel sold to a franchisee during the quarter while there were no new Suburban Lodge openings during the prior year quarter. Recurring monthly franchise fees for the GuestHouse International brand increased $0.1 million in the third quarter of 2001 due to the increased number of franchised hotels open during the quarter. At September 30, 2001, 61 franchised Suburban Lodge hotels were operating as compared to 52 at September 30, 2000. There were 71 GuestHouse International franchised hotels operating at September 30, 2001 compared to 61 at September 30, 2000.

Management and other revenue declined slightly in the current year quarter due to a decrease in the number of hotels being managed. The Company managed eleven Suburban Lodge hotels for franchisees during the quarter ended September 30, 2001 compared to managing 13 hotels during the quarter ended September 30, 2000.

Hotel operating expenses declined approximately $0.5 million, or 5%, from $10.3 million in 2000 to $9.8 million in 2001. Operating expenses at the sixty-three hotels that operated for the full quarter in both 2000 and 2001 declined by $0.6 million. The hotel sold to a franchisee at the beginning of the current year quarter accounted for $0.2 million of the decline. These declines were partially offset by current quarter operating expenses of $0.3 million at the two hotels opened by the Company after the third quarter of 2000 and operated for the full quarter in the current year.

Corporate operating expenses increased $0.4 million, or 15%, from $2.5 million in 2000 to $2.9 million in 2001. The increase was due primarily to a decrease of $0.3 million in the amount of project related corporate overhead capitalized as hotel-construction cost. Also contributing to the increase was a higher level of ordinary course of business legal expenses. Corporate operating expenses attributable to the franchising business increased $0.1 million in the 2001 quarter while other corporate operating expenses were flat in the quarter.

The Company recorded bad debt expense of $202,000 in the quarter ended September 30, 2001 compared to $30,000 in the prior year quarter. The increase was mainly attributable to the Company’s franchise operations.

The Company incurred expenses of $416,000 during the current year third quarter in connection with its ongoing review of strategic alternatives to enhance shareholder value.

Depreciation and amortization increased by $0.1 million, or 6%, from $2.4 million in 2000 to $2.6 million in 2001. The two hotels opened by the Company after the third quarter of 2000 and operated for the full quarter ended September 30, 2001 accounted for the increase.

Interest expense was $2.6 million in 2001 compared to $2.2 million in 2000. Interest expense in 2000 is net of interest capitalized of $0.2 million. There was no interest capitalized in the third quarter of 2001. The increase in total interest charges incurred was due to higher levels of debt outstanding.

The Company incurred a loss of $0.8 million from the discounted early payoff of certain loans due from franchisees in the current year quarter.

The effective income tax rate for the current year quarter was 16.9% as a result of an adjustment of the overall estimated effective tax rate for the year.

Comparison of the nine months ended September 30, 2001 to the nine months ended September 30, 2000

Hotel revenues increased by $1.6 million, or 3%, from $53.1 million in 2000 to $54.7 million in 2001. Three hotels opened by the Company during 2000 and operated for the full nine months ended September 30, 2001 plus one hotel opened by the Company during the second quarter of 2001 accounted for $1.9 million of increased revenues. Partially offsetting this increase was a decline in hotel revenues of $0.1 million from the sixty-one hotels that operated for the full nine months in both 2000 and 2001, and a decline of $0.2 million from the hotel that was sold to a franchisee at the beginning of the third quarter of 2001. For all Company-owned hotels, AWR increased to $200.59 in 2001 from $196.56 in 2000, and weekly RevPAR increased to $159.66 in 2001 from $157.27 in 2000. Occupancy declined slightly from 80.0% in 2000 to 79.8% in 2001.

Franchising revenue increased by $0.6 million, or 23%, from $2.6 million in 2000 to $3.2 million in 2001. The GuestHouse International brand and the Suburban Lodge brand each contributed $0.3 million of the increase due to the larger number of franchised locations of each brand open during the first nine months of 2001. At September 30, 2001, 61 franchised Suburban Lodge hotels were operating as compared with 52 at September 30, 2000. There were 71 GuestHouse International franchised hotels operating at September 30, 2001 compared to 61 at September 30, 2000.

Management and other revenue declined by $0.3 million from $0.9 million in 2000 to $0.6 million in 2001 due to a decrease in the number of hotels being managed. The Company managed ten Suburban Lodge hotels for franchisees for the first six months of 2001 and 11 hotels during the third quarter of 2001, compared to managing 19 hotels during January and February 2000, 20 hotels during March, April and May of 2000 and 13 hotels in the period from June through September of 2000.

Hotel operating expenses increased approximately $0.8 million, or 3%, from $28.5 million in 2000 to $29.3 million in 2001. The three hotels opened by the Company during 2000 and operated for the full nine months ended September 30, 2001 plus the one hotel opened by the Company during the second quarter of 2001 accounted for $0.9 million of increased expenses. Partially offsetting this increase was a decline of $0.1 million from the hotel that was sold to a franchisee at the beginning of the third quarter of 2001. Operating expenses for the nine months ended September 30, 2001 at the sixty-one hotels that operated for the full nine months in both 2000 and 2001 were flat compared with the prior year nine-month period.

Corporate operating expenses increased $1.0 million, or 12%, from $8.0 million in 2000 to $8.9 million in 2001. The increase is attributable to a decrease of $0.6 million in the amount of project related corporate overhead capitalized as hotel-construction cost. Excluding the incremental impact on reported operating expenses of lower capitalization of project-related expenses, corporate operating expenses in the nine months ended September 30, 2001 increased $0.4 million due primarily to a higher level of ordinary course of business legal expenses. Corporate operating expenses attributable to the franchising business increased $0.5 million in the 2001 nine-month period while other corporate operating expenses declined by $0.1 million in the nine-month period.

The Company recorded bad debt expenses of $831,000 for the nine months ended September 30, 2001 compared to $247,000 in the prior year nine-month period. The increase was mainly attributable to the Company’s franchise operations.

The Company incurred expenses of $663,000 during the current year nine-month period in connection with a proxy contest, including reimbursement of the expenses incurred by its two new directors.

Expenses of $897,000 were incurred during the first nine months of 2001 in conjunction with the Company’s review of strategic alternatives to enhance shareholder value. As a consequence of this review and the continued poor capital market environment for hotel development by public companies, the Company decided in March 2001 to dispose of eleven sites that it had been holding for future hotel development. As a result of this decision, the Company recorded an impairment reserve of $6.7 million before reduction for income tax savings in the first quarter of 2001. The majority of the impairment reserve represents amounts spent before the end of 1998 when the Company was actively developing its own Suburban Lodge hotels. Development expenditures such as architectural and engineering fees, interest and, in several cases, initial construction activities that were incurred at that time represent the largest portion of the write-down. The Company expects to realize approximately $10.0 million upon the ultimate sale of these sites. The impairment of long-lived assets of $545,000 recorded in the nine months ended September 30, 2000 represents the write-down of one of the eleven sites. There was no further write-down of this site in the current year.

Depreciation and amortization increased by $0.4 million, or 6.0%, from $7.2 million in 2000 to $7.7 million in 2001. The sixty-two hotels operated for the full nine months in both 2000 and 2001 accounted for $0.1 million of the increase and the three hotels opened by the Company during 2000 and operated for the full nine month period ended September 30, 2001 plus the one hotel opened by the Company during the second quarter of 2001 accounted for $0.3 million of the increase.

Interest expense, net of interest capitalized of $0.2 million and $0.6 million in 2001 and 2000 respectively, was $7.5 million in 2001 and $6.4 million in 2000. The increase in total interest charges incurred was due to higher levels of debt outstanding.

The Company recorded a charge of $12.2 million ($7.5 million after related income tax benefits) in the quarter ended June 30, 2001 for the write-off of notes receivable from HotelTools, Inc. On July 27, 2001, Radiant Systems, Inc. acquired certain assets of HotelTools, Inc. In connection with this transaction, (1) the Company released its security interest in the assets acquired from HotelTools by Radiant in exchange for a partial payment on its secured loans to HotelTools, (2) the Company’s stock warrants in HotelTools were cancelled and all stock options that have been issued by HotelTools were rendered valueless, (3) Radiant entered into a license agreement with the Company to provide software services to company-owned Suburban Lodge hotels and Suburban Lodge franchisees for a period of two years, (4) the Company received net cash proceeds of $168,000, and (5) Radiant agreed to satisfy or assume HotelTools’ obligations under an equipment-financing lease. The Company has received a signed release of its guaranty of the lease obligations from the equipment lessor. As of July 27, 2001, the net present value of the remaining payments under the HotelTools equipment-financing lease approximated $1.0 million.

The Company incurred a loss of $0.9 million from the discounted early payoff of certain loans due from franchisees during the current year nine-month period.

The effective income tax rate for the current year nine-month period was 38.5% compared to 37.0% in the prior year period. The increase in the current year period is due to a higher overall estimated tax rate for the year.

Seasonality

Following their initial ramp-up, the Company’s hotels typically experience lower average occupancy rates and total revenues in the first and fourth calendar quarters of each year. The Company believes that this seasonal trend mirrors seasonal trends experienced by the lodging industry as a whole.

Liquidity and Capital Resources

From May 29, 1996, the date of the Company’s initial public offering (the "IPO"), through December 31, 1998, the Company pursued a strategy of growing principally through hotel development. Accordingly, the number of Company-owned hotels grew from eight at May 29, 1996, to 53 at December 31, 1998. Capital spending during this period exceeded $200 million and the principal sources of capital included the proceeds from the 1996 IPO and two subsequent public equity offerings during 1997, borrowings under a bank credit facility and operating cash flow.

During the latter portion of 1998, the Company revised its financing strategy to emphasize traditional longer-term mortgages to fund the construction of hotels rather than relying on bank lines of credit with shorter final maturities. At September 30, 2001, the Company had approximately $119.5 million outstanding under long-term mortgage loan arrangements, including amounts classified as current maturities of long-term debt at that date. In the aggregate, these loans require monthly principal and interest payments of $1,005,000. The final maturity dates for these loans range from February 1, 2005 to July 1, 2009. The Company also has a revolving line of credit facility with SouthTrust Bank for amounts up to $15 million. Borrowings under the line of credit facility will bear interest, at the Company’s option, at (i) the bank’s prime rate or (ii) the Euro Rate plus 200 basis points. The line of credit facility expires on September 30, 2003. At September 30, 2001, there were no borrowings outstanding under the line of credit facility.

At September 30, 2001, the Company was in violation of the required debt service coverage ratio of the loan agreement.   SouthTrust granted the Company a one-time only waiver of this event of default. The Company expects that it will be in violation of this covenant for the next several reporting periods and has requested that  SouthTrust amend the loan agreement to reduce the required debt service coverage ratio.

The Company has been authorized by its Board of Directors to repurchase up to 4,500,000 shares of its outstanding common stock. As of September 30, 2001, the Company had purchased a total of 3,765,398 shares at a cost of $22,921,000. The Company has not purchased any of its shares since April 27, 2001.

As discussed under "Comparison of the nine months ended September 30, 2001 to the nine months ended September 30, 2000," the Company has no current plans to build any more hotels and is actively trying to sell eleven sites it had been holding for future hotel development.

The Company is continuing to explore potential business and strategic opportunities to preserve or enhance shareholder value. The Company also is reviewing various aspects of its business in light of current economic conditions and the Company’s recent performance. As part of this process, the Company decided in July 2001 to reduce its franchise sales staff by approximately one-half, to 11 sales persons. At the beginning of November 2001, the Company further reduced its sales staff to three sales persons. These steps were taken in response to the current economic slowdown and a corresponding reduction in franchise sales activity.

In the future, the Company expects its cash requirements to be met by funds generated from operations, sales of undeveloped sites, occasional sales of its hotel properties and borrowings under its bank line of credit. The Company’s net cash flow from operating activities decreased from $15.3 million in the first nine months of 2000 to $11.9 million in the first nine months of 2001.

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

These risks and uncertainties include, but are not limited to: (i) possible changes in economic conditions, which could adversely affect the Company’s industry or cause the Company to realize less than it currently expects to realize on the sale of the undeveloped land it is currently holding for sale; (ii) the risk that the demand for extended stay lodging may be reduced and/or increased supply of competitive alternatives to the Company’s hotels may increase as a consequence of additional terrorist attacks or other acts of violence affecting the travel and lodging industries; (iii) other factors which may result in reduced demand for, or an increase in the supply of , extended stay and other forms of lodging, and /or increased competition at all levels in the hotel industry; (iv) various factors affecting the ability of the Company’s franchisees to acquire existing Suburban Lodge hotels which the Company may desire to sell or to build or renovate additional hotels, including the availability of adequate financing on commercially acceptable terms, development risks and inefficiencies, weather delays, zoning and other governmental and environmental approvals; (v) the ability of the Company’s operating and financial systems to effectively manage growth; (vi) dependence on senior management, and (vii) the Company’s financial condition.

Recent Accounting Pronouncements

As of January 1, 2001, the Company adopted the Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended in June 2000 by SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities (an amendment of FASB Statement No. 133)." SFAS 133, as amended by SFAS 138, requires companies to recognize all derivatives as either assets or liabilities in the balance sheet and measure such instruments at fair value. The adoption of these statements had no impact on the Company’s consolidated financial statements.

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations."  SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method.  The Company does not believe that the adoption of SFAS 141 will have a significant impact on its financial statements.

In July 2001, the FASB issued SFAS 142, "Accounting for Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. SFAS 142 establishes new accounting standards for goodwill and continues to require the recognition of goodwill as an asset but does not permit amortization of goodwill as previously required by Accounting Principles Board Opinion No. ("APB") 17, "Intangible Assets." SFAS 142 also establishes a new method of testing goodwill for impairment. It requires goodwill to be separately tested for impairment at a reporting unit level. The amount of goodwill determined to be impaired would be expensed to current operations. The Company is currently evaluating the effect that the January 1, 2002 adoption of SFAS 142 will have on its financial position and results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to changes in interest rates primarily as a result of its borrowing activities.

At September 30, 2001, the Company had debt outstanding totaling $119.5 million. Approximately $105.8 million of this amount was represented by fixed rate mortgage loans. The interest rate on approximately $9.7 million of these mortgage loans will adjust on April 1, 2002 and again on April 1, 2005 for $6.6 million of the loans. One loan of approximately $3.1 million matures on April 1, 2005. The interest rate on approximately $2.6 million of the loans is adjustable every year on April 1. The interest rate on approximately $3.0 million of the loans will adjust on October 1, 2002 and again on October 1, 2005.

Total variable rate debt outstanding at September 30, 2001 was approximately $13.7 million. This consisted of a $9.9 million variable rate term loan with SouthTrust Bank and a variable rate mortgage of approximately $3.8 million.

The total amount of variable rate debt and fixed rate debt adjustable within one year outstanding at September 30, 2001, is approximately $26.0 million. Accordingly, each one percent change in market interest rates will change interest expense by approximately $260,000 on an annual basis.

The Company’s cash and cash equivalents are short-term and highly-liquid investments with original maturities of three months or less. Accordingly, a change in market interest rates has a nearly immediate effect on interest earned by the Company on its invested cash. For the foreseeable future, the Company reasonably expects that its average current invested cash balance will approximate $20.0 million. Accordingly, each one percent change in market interest rates will change interest income by approximately $200,000 on an annual basis.

Part II. OTHER INFORMATION AND SIGNATURES

Item 1.	Legal Proceedings
None
Item 6.	Exhibits and Reports on Form 8-K
(a)	Exhibits
None
(b)	Reports on Form 8-K
None

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Suburban Lodges of America, Inc.

Date: November 14, 2001	By: /s/ PAUL A. CRISCILLIS, JR. Paul A. Criscillis, Jr. Vice President and Chief Financial Officer

Date: November 14, 2001	By: /s/ ROBERT E. SCHNELLE Robert E. Schnelle Vice President and Treasurer (Chief Accounting Officer)