Form 10-K405
period 2001-12-31
SUBURBAN LODGES OF AMERICA INC
filed 2002-04-01
CIK 1011449

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                          Commission File No. 000-28108

                        SUBURBAN LODGES OF AMERICA, INC.
             (Exact name of Registrant as specified in its charter)

                                      GEORGIA
                          -------------------------------
         (State or other jurisdiction of incorporation or organization)

                                    581781184
                          -------------------------------
                      (I.R.S. Employer Identification No.)

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


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10K. [X]

         The aggregate market value of the voting stock held by non-affiliates (which for purposes hereof are all holders other than executive officers and directors) of the Registrant as of March 22, 2002 is $70,597,400 (based on $8.56 per share; the last sales price on the NASDAQ Stock Market on March 22, 2002).

         At March 22, 2002, there were issued and outstanding 11,979,260 shares of Common Stock, par value $0.01 per share.

                                     PART I

ITEM 1. BUSINESS.

Suburban Lodges of America, Inc. (sometimes referred to as "we", "us" or the "Company") was incorporated in Georgia in 1987. Through our various subsidiaries, we operate in the hotel industry and engage in the following business activities: (1) we own and operate Suburban Lodge(R) extended stay hotels, (2) we franchise our Suburban Lodge extended stay hotel brand as well as our GuestHouse International(R) hotel brand to independent third-party owners, and (3) we manage hotels for independent third-party owners.

PROPOSED MERGER WITH INTOWN SUITES

On January 29, 2002, we entered into a merger agreement with Intown Suites Management, Inc. ("Intown") providing for the acquisition of all of Suburban Lodges' outstanding common stock for $8.25 per share in cash, plus a proportionate interest in a liquidating trust. Under the terms of the agreement, the Company and its subsidiaries will become subsidiaries of Intown.

Prior to closing of the merger, we will continue with our previously announced plan to dispose of undeveloped real estate sites that we had initially acquired with the intention of constructing hotels thereon. In conjunction with the closing of the merger, we will transfer any remaining unsold sites, as well as the net cash proceeds from any such sales and certain other assets, to a liquidating company for the benefit of our shareholders. The liquidating company will be responsible for selling any assets transferred to it and, commencing after the first anniversary of the closing of the merger, distributing any available sales proceeds to our shareholders through a liquidating trust. The liquidating trust will terminate three years after closing unless extended.

Consummation of the merger is subject to various conditions, including the adoption and approval of the merger agreement by our shareholders. There can be no assurance that the proposed merger will be approved by our shareholders or, if it is so approved, that it will be consummated. Unless we specifically state to the contrary, references to the "Company," "we," "our" or similar expressions refer to Suburban Lodges of America, Inc. and its subsidiaries prior to, and without giving effect to, the consummation of the merger.

GENERAL

Sixty-five Company-owned and 61 franchised Suburban Lodge hotels were operating in 20 states as of December 31, 2001. Our GuestHouse International brand consisted of 72 franchised hotels operating in 22 states as of December 31, 2001.

 Suburban Lodge guest rooms are fully furnished and include a combination living room and bedroom, a bathroom and a fully equipped kitchenette. Weekly maid and linen services, access to cable or satellite television and coin-operated laundromats are also provided to allow guests to stay comfortably for extended periods. Suburban Lodge hotels offer clean, comfortable and attractive accommodations to guests at substantially lower rates than most traditional and other extended stay hotels. Although daily rates are available, a majority of our guests pay weekly rates, which currently range from approximately $149 to $289 for standard guest rooms and from $169 to $359 for larger guest rooms.

Suburban Lodge guests include business travelers (particularly those with limited or no expense accounts), individuals on temporary work assignments, persons relocating or purchasing a home, tourists and other value-conscious customers desiring low-cost, longer-term, quality accommodations with fully equipped kitchenettes.

In June 1999, we acquired the GuestHouse International hotel brand. GuestHouse International is a nightly stay brand that is not targeted primarily at the economy segment of the market. The brand includes a diverse group of mid-market inns, hotels, and suite hotels, many of which are two and three diamond AAA rated hotels. Although approximately 20 percent of GuestHouse International hotels are new construction, the brand's focus is on the conversion of existing hotels. With the variety of property types and locations, GuestHouse International appeals to a broad base of guests, most of whom stay for one to three nights.

Although the Suburban Lodge and GuestHouse International brands operate differently, we are able to combine resources to create efficiencies in support services such as quality assurance, training, information technology and franchise sales.

OPERATING PRACTICES

Operating Strategies

Our principal operating strategies at Company-owned Suburban Lodge hotels have been to (i) provide our guests with clean, comfortable and attractive accommodations at weekly rates substantially lower than those offered by most traditional and other extended stay hotels; (ii) control the operating costs at each of our hotels and maintain above industry average operating margins; and
(iii) ensure guest satisfaction through a commitment to customer service.

We manage our own hotels. Each Suburban Lodge hotel has a general manager, who is responsible for the overall operation of the hotel and generally resides on-site, and an assistant manager. Our managers are trained in all aspects of hotel operations, with particular emphasis placed on customer service, and have broad authority to make day-to-day operating decisions. Managers are supervised through our management information systems and frequent on-site audits by district managers. Incentive programs allow managers to earn bonuses based on achievement of budgets and other factors. We have provided on-going mandatory training for the managers.

We seek to control costs by operating each of our hotels with a staff of approximately six to nine full-time employees, which is a smaller number of personnel than at most traditional hotels, maintaining limited office hours and providing weekly rather than daily housekeeping for continuing guests. In addition, because the average guest stay at our owned hotels is approximately three to four weeks, we have been able to experience reduced guest check-in traffic and administrative costs.

Reservations are available to both Suburban Lodge and GuestHouse International guests by voice, online, and through the Global Distribution System (GDS). Live online reservations are made at suburbanlodge.com and guesthouseintl.com. Voice reservations are made at 800-951-STAY for Suburban Lodge and 800-21-GUEST for GuestHouse International. Most hotels for both brands are available to travel agents worldwide on the GDS through Lexington Services Worldwide.

Each brand has established its own national marketing fund that supports the marketing of its hotels to prospective guests. Suburban Lodge and all participating GuestHouse International hotels have contributed to their respective funds. With the funds, we have provided sales and telemarketing support.

We have maintained customer service and quality assurance departments. The customer service function provides customers with property information and resolves satisfaction problems and billing discrepancies. Our quality assurance department has inspected all hotels, both corporate and franchised, to ensure compliance with quality guidelines and operational standards.

FRANCHISE, DEVELOPMENT AND MANAGEMENT AGREEMENTS

Suburban Lodge Franchise Agreements

Currently, our Suburban Lodge franchise agreement provides for an initial term of ten years, with a ten-year renewal option subject to certain conditions, such as a requirement to modernize the hotel and to pay a renewal fee. The initial fee for a single hotel is the greater of $30,000 or $225 per guestroom. A monthly royalty fee of five percent of gross revenues becomes payable after commencement of operations. The monthly royalty fee for agreements signed prior to August 1, 2001 and after July 31, 1997, is four percent of gross revenues. Agreements signed before March 20, 2001 provide for an initial term of ten years and three months with no monthly royalty fee being payable during the first three months of operations. Agreements signed prior to August 1, 1997 provide for an initial fee of $25,000 or $190 per room, whichever is greater, and a monthly royalty of three percent of gross revenues. Since March 1, 1999, all Suburban Lodge franchisees are required to pay an advertising and marketing fee of one percent of gross revenues. We also have been collecting a relatively small monthly referral fee to pay the costs of our 1-800 guest information line. We may increase the marketing and reservation/referral program fees under certain circumstances.

We provide materials and services to assist each franchisee in developing and operating a Suburban Lodge hotel, including development and operating manuals, training, prototype architectural plans and specifications, the 1-800 guest information line and Website suburbanlodge.com, semi-annual inspections by our corporate staff to ensure quality control and advertising materials and layouts.

If a franchisee desires to sell an interest in the franchise agreement or the hotel, we generally have the first right to buy it. In addition, the current agreement provides that upon termination of a franchise agreement for a breach by the franchisee, we may purchase the hotel at fair market value less liquidated damages, attorney's fees and other amounts that the franchisee may owe us. The franchisee has a limited right to terminate the agreement. Many state franchise laws limit the ability of a franchisor to terminate or refuse to renew a franchise.

We do not anticipate that the termination of any single franchise agreement would have a material adverse effect on our financial condition or results of operations.

GuestHouse International Franchise Agreements

Currently, our standard form of GuestHouse International single unit franchise agreement provides for an initial term of five years with no renewal options following the initial term. The initial franchise fee is the greater of $30,000 or $300 per guestroom. A monthly operating fee of $1.50 per room per day is applicable for the hotel's first two years of operations as a GuestHouse International property. The rate increases to $1.75 per room per day for years 3 through 5. From June 4, 1998 to June 1, 1999, the standard form of GuestHouse International franchise agreement provided for an initial fee of $15,000 and a monthly operating fee of $1.25 per room per day. The terms contained in the standard franchise agreement are often the subject of negotiation. Between June 11, 1993 and June 4, 1998 no GuestHouse franchise agreements were offered or signed; however, licenses were granted under Cooperative Membership Agreements with initial fees ranging from $0-$10,000 and monthly operating fees ranging from $0.72 per room per day to $1.00 per room per day. All Cooperative Membership Agreements and franchise agreements offered and entered into prior to June 1, 1999 were entered into by Guesthouse International LLC or its predecessors. We purchased the assets of GuestHouse International LLC on June 1, 1999, and took an assignment of all previously executed Cooperative Membership Agreements and franchise agreements. Certain franchisees are also required to pay a marketing contribution.

We provide materials and services to assist each franchisee in operating a GuestHouse International Inn, Hotel, or Suites property, including operating manuals, training, maintaining or subcontracting a reservation service, general marketing services, conferences and periodic inspections by corporate staff to ensure quality control.

If a franchisee desires to sell an interest in the franchise agreement or the hotel, we have the right to approve such a sale by providing prior written consent. However, such consent may not be unreasonably withheld or conditioned. In addition, the current standard form of agreement provides that upon termination of a franchise agreement for breach by a franchisee, the franchisee will pay $1.75 per room per day for 18 months if such termination occurs prior to two years after the opening date. After two years, the franchisee will pay fees ranging from zero to $1.75 per day for 18 months depending on the hotel's occupancy rate for the 12 months prior to such termination. Many states' franchise laws limit the ability of a franchisor to terminate or refuse to renew a franchise.

We do not anticipate that the termination of any single franchise agreement would have a material adverse effect on our financial condition or results of operations.

Management Agreements

We sometimes manage franchised Suburban Lodge hotels for our franchisees. We generally have offered a five-year management agreement with automatic renewals. Under the agreement, we have provided certain pre-opening services, operated and managed the hotel and have been responsible for all personnel decisions, the negotiation of operating leases and contracts, the preparation of advertising campaigns, the payment of taxes and the general maintenance of the hotel. We have also maintained the right to determine all operating policies affecting the appearance of the hotel, the maintenance of the hotel and its standards of operation, the quality of services and other matters affecting customer satisfaction. In addition to a fixed fee for pre-opening services, we have charged a management fee ranging from four to five percent of the hotel's monthly gross revenues. As of December 31, 2001, we managed 11 hotels for our franchisees. Currently, in light of the announced proposed merger with Intown, we do not intend to enter into any new management agreements with our franchisees or other third parties and we are working with the owners of the properties we currently manage to transfer their existing management agreements to other third party management companies.

TRADEMARKS

Suburban Lodge

The service marks "Suburban Lodge" and "Lodge for Less" and the corporate design logo are actively used and are significant to our business. All of these marks have been registered on the Principal Register of the United States Patent and Trademark Office.

The term for the registration of the "Suburban Lodge" service mark extends to November 2004 on the Principal Register. The term for the registration of the corporate design logo extends to March 2009. The term for the registration of the service mark "Lodge for Less" extends to July 2007. The term for the registration of the respective service marks and design logo may be renewed for any number of successive ten-year periods.

GuestHouse International

The following service marks and corporate design logos are actively used and are significant to our business: "GH" and design logo; "GH GuestHouse" and design logo; "GH GuestHouse International" and design logo; "GH

GuestHouse" and design logo with stylized "G"; "GuestHouse International" (Block); "GH GuestHouse Inns, Hotels, Suites" and design logo; "GuestHouse.net" (Block) and "GH GuestHouse Friends Club".

The "GH" service mark has been registered on the Principal Register, the term of the registration extends to January 30, 2006, and it may be renewed for any number of successive ten-year periods. The "GH GuestHouse" service mark has been registered on the Principal Register, the term of the registration extends to August 13, 2006, and it may be renewed for any number of successive ten-year periods. The "GH GuestHouse International" service mark has been registered on the Principal Register, the term of the registration extends to October 22, 2006, and it may be renewed for any number of successive ten-year periods. The "GH GuestHouse" service mark with stylized "G" design logo has been registered on the Principal Register, the term of the registration extends to March 4, 2007, and it may be renewed for any number of successive ten-year periods.

The "GuestHouse International" (Block) service mark has been registered on the Supplemental Register, the term of the registration extends to September 16, 2007, and it may be renewed for any number of successive ten-year periods. The "GuestHouse Inns, Hotels, Suites" service mark has been registered on the Principal Register, the term of the registration extends to December 23, 2007, and it may be renewed for any number of successive ten-year periods. The "GuestHouse.net" (Block) service mark has been registered on the Supplemental Register, the term of the registration extends to March 24, 2008, and it may be renewed for any number of successive ten-year periods. The "GH GuestHouse Friends Club" service mark has been registered on the Principal Register, the term of the registration extends to July 4, 2010, and it may be renewed for any number of successive ten-year periods.

COMPETITION

The lodging industry is highly competitive. Competitive factors within the industry include room rates, quality of accommodations, name recognition, supply and availability of alternative lodging, including short-term lease apartments, service levels, reputation, reservation systems and convenience of location. Each of our hotels is located in a developed area that includes competing hotels, including both traditional nightly and extended stay hotels. The number of competitive hotels in a particular area, including any competing hotels which may enter the market in the future, could have a material adverse effect on occupancy, average weekly rate and weekly room revenue per available guest room of our hotels.

We anticipate that competition within the extended stay and traditional nightly lodging markets will continue to increase substantially in the foreseeable future. We may compete for guests with other established hotel companies that have greater financial resources than the Company, and more extensive relationships with lenders, developers and the hotel franchise community. These competitors may be able to accept more risk than we can prudently manage. Further, new or existing competitors might modify their franchise fees or reduce rates and offer greater convenience, services or amenities or expand or improve hotels in markets in which we compete, thereby adversely affecting our business and results of operations.

Our hotels are located principally in the Southeast, Midwest and Southwest. In these regions, the Company competes with both traditional hotels and other extended stay hotels, including independent extended stay hotels and those owned and operated by competing chains. We compete with these hotels by offering competitive weekly rates, good customer service and convenient locations.

ENVIRONMENTAL MATTERS

Under various federal, state and local laws and regulations, an owner or operator of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances on such property. Such laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence of hazardous or toxic substances. In connection with the ownership and operation of our properties, we may be potentially liable for any such costs. Any potential environmental liability we may have solely as a franchisor is less clear; however, our business and results of operations could be adversely affected if a franchisee incurred environmental liability. We believe that the Suburban Lodge hotels we own are in compliance in all material respects with all federal, state and local ordinances and regulations regarding hazardous or toxic substances and other environmental matters. We and, to our knowledge, the current owners of the franchised hotels have not been notified by any governmental authority of any material noncompliance, liability or claim relating to hazardous or toxic substances or other environmental issues in connection with any of our or the franchisees' present or former properties. Moreover, no assurances can be given that (i) future laws, ordinances or regulations will not impose any material environmental liability or costs of compliance or (ii) the current environmental condition of our properties will not be affected by the condition of neighboring properties (such as the presence of leaking underground storage tanks) or by third parties unrelated to us.

GOVERNMENTAL REGULATIONS

The lodging industry is subject to numerous federal, state and local governmental regulations including those relating to building and zoning requirements and those regulating the licensing of lodging facilities by requiring registration, disclosure statements and compliance with specific standards of conduct. We believe that each of our hotels has the necessary permits and approvals to operate its respective business. Additionally, we are subject to laws governing our relationship with employees, including minimum wage requirements, overtime, working conditions and work permit requirements.

Under the Americans With Disabilities Act of 1990 (the "ADA"), all public accommodations must meet certain federal requirements related to access and use by disabled persons. While we believe our existing hotels are substantially in compliance with these requirements, a determination that we or one of our franchisees is not in compliance with the ADA could result in the imposition of fines or an award of damages to private litigants. In addition, changes in governmental rules and regulations or enforcement policies affecting the use and operation of the hotels, including changes to building codes and fire and life-safety codes, may occur.

If we were required to make substantial modifications at our hotels to comply with the ADA or other changes in governmental rules and regulations, our financial condition could be materially adversely affected.

Since May 1, 2000, we require all of our new property-level employees to be tested for drugs as a condition of hire, and employees who receive medical treatment after a work related injury are also tested. Several states have drug free workplace certification programs that will allow employers to receive significant discounts on worker's compensation insurance policy premiums. As part of the requirements to become certified, formal supervisory training and employee education must be provided on an annual basis. In 2000, we took the initial steps in this certification process by implementing a Drug Free Workplace training program. We have received credits against workers compensation insurance premiums in Florida, Georgia, Mississippi, South Carolina, Tennessee and Virginia.

As a franchisor, we are subject to Federal Trade Commission ("FTC") regulation and various state laws, which regulate the offer and sale of franchises. State laws that regulate the franchisor-franchisee relationship presently exist or are being considered in a substantial number of states, and from time to time new legislation is proposed and bills are introduced in Congress which would provide for federal regulation of certain aspects of the franchisor-franchisee relationship. Many state laws impose substantive requirements on franchise agreements, including limitations on non-competition provisions and termination or non-renewal of a franchise. Some states require that certain materials be approved before franchises can be offered or sold in that state. These current and proposed franchise relationship laws may limit, among other things, the duration and scope of non-competition provisions, the ability of a franchisor to terminate or refuse to renew a franchise and the ability of a franchisor to designate sources of supply. The failure to obtain approvals to sell franchises or an increase in the minimum wage rate, employee benefit costs or other costs associated with employees could materially adversely affect us.

EMPLOYEES

As of December 31, 2001, we employed 683 persons, which represented a reduction of 77 employees from the number employed as of December 31, 2000. During the year 2001, the Company streamlined hotel operations and eliminated certain franchise sales positions. We also managed fewer franchisee-owned hotels at the end of the year. Our employees are not subject to any collective bargaining agreements.

FORWARD LOOKING STATEMENTS

This report contains statements concerning our plans, beliefs and expectations for future periods. These "forward-looking statements" may be identified by the use of words such as "intends," "contemplates," "believes," "anticipates," "expects," "should," "could," "would" and words of similar import. These forward-looking statements involve known and unknown risks and uncertainties that could cause actual results to differ materially from the expectations expressed or implied in such statements.

These risks and uncertainties include, but are not limited to: (i) changes in economic conditions (including the adverse affects of any future terrorist threats or armed conflict), (ii) reduced demand for and increased supply of extended stay and other forms of lodging, and increased competition at all levels in the hotel industry, (iii) our ability to achieve desired growth in the number of franchised Suburban Lodge and GuestHouse International hotels, (iv) various factors affecting the ability of our franchisees to build or renovate additional hotels including the availability of adequate financing on commercially acceptable terms, development risks and inefficiencies, weather delays, zoning and other governmental and environmental approvals, (v) the ability of our operating and financial system to effectively manage growth, (vi) dependence on senior management and (vii) our financial condition. Forward-looking statements concerning the proposed merger with Intown are subject to the additional risk that the merger transaction may not be consummated, for reasons which could include, but may not be limited to: (i) possible failure of our shareholders to approve the merger, (ii) inability of the parties to satisfy the conditions precedent to the closing of the merger,
(iii) the risk that Intown may not be able to close its financing for the transaction, (iv) the risk that either party may terminate the merger agreement and (v) withdrawal by our Board of Directors of its approval of the merger.

ITEM 2. PROPERTIES.

Suburban Lodge Hotels

At December 31, 2001, there were 126 existing Suburban Lodge hotels located in 20 states. As of such date, these hotels contained an aggregate of 16,884 guestrooms and had an average of 134 guestrooms per property.

The following tables set forth certain information as of December 31, 2001 with respect to the hotels we own, existing franchised Suburban Lodge hotels, Suburban Lodge franchised hotels under construction and Suburban Lodge franchised hotels under development.


                                                                     DATE            NUMBER OF
HOTELS WE OWN AND OPERATE                                           OPENED            ROOMS(1)
-------------------------                                           ------           ---------
Atlanta (Forest Park), GA                                           Mar-88                 125
Atlanta (Fulton Industrial), GA                                     Dec-88                 106
Atlanta  (Norcross), GA                                             Jun-89                 128

                                                                     DATE            NUMBER OF
HOTELS WE OWN AND OPERATE                                           OPENED            ROOMS(1)
-------------------------                                           ------           ---------
Birmingham (Oxmoor), AL                                             Jul-90                 151
Atlanta (Mableton), GA(2)                                           Jun-93                  78
Greenville (Mauldin Road), SC                                       Sep-93                 130
Charlotte (Matthews), NC                                            Aug-95                 139
Atlanta (Lilburn/Highway 78), GA                                    Nov-95                 132
Atlanta (Roswell), GA                                               Jun-96                 136
Atlanta (Douglasville), GA                                          Jun-96                 132
Louisville (Preston Highway), KY                                    Aug-96                 150
Atlanta (Tara Blvd.), GA                                            Sep-96                 138
Greenville (Wade Hampton Blvd.), SC                                 Oct-96                 126
Atlanta (Indian Trail/I-85), GA                                     Nov-96                 149
Knoxville (Kingston Pike), TN                                       Dec-96                 132
Atlanta (Northside Drive), GA                                       Jan-97                 150
Chesapeake, VA                                                      Feb-97                 132
Atlanta (Gwinnett Place), GA                                        Feb-97                 138
Charlotte (Pressley & I-77), NC                                     Mar-97                 131
Charlotte (University Area), NC                                     Apr-97                 138
Memphis (Hickory Ridge), TN                                         Jun-97                 144
Newport News, VA                                                    Jul-97                 134
Charleston (North Charleston), SC                                   Aug-97                 138
Virginia Beach, VA                                                  Oct-97                 138
Dayton-South, OH                                                    Oct-97                 129
Chattanooga, TN                                                     Oct-97                 132
Indianapolis-NW, IN                                                 Nov-97                 135
Mobile, AL                                                          Nov-97                 132
St. Louis (Hazelwood), MO                                           Nov-97                 136
Cincinnati (Fairfield), OH                                          Nov-97                 131
Columbus (Eastland), OH                                             Dec-97                 139
St. Louis (St. Charles), MO                                         Dec-97                 130
Columbia-Broad River, SC                                            Dec-97                 132
Dallas-North Central, TX                                            Dec-97                 144
San Antonio-North, TX                                               Dec-97                 137
Arlington-South, TX(3)                                              Dec-97                 132
Jackson, MS                                                         Jan-98                 132
Columbus-NW (Franklin), OH                                          Jan-98                 127
Columbus-Northland, OH                                              Jan-98                 135
Indianapolis-East, IN                                               Jan-98                 135
Arlington-North, TX(3)                                              Mar-98                 132
Chicago (Downers Grove), IL                                         Apr-98                 133
El Paso -Airport, TX                                                Jun-98                 138
Houston- FM1960, TX                                                 Jul-98                 138
Houston -NASA, TX                                                   Jul-98                 132
Dallas (Carrollton), TX                                             Aug-98                 138
Chicago (O'Hare Airport), IL                                        Aug-98                 125
San Antonio-NE, TX                                                  Sep-98                 138
Salt Lake City (Midvale), UT                                        Oct-98                 140
Minneapolis (Burnsville), MN                                        Nov-98                 135
Cincinnati (Colerain), OH                                           Nov-98                 132
Birmingham (Center Point), AL                                       Nov-98                 136
South Salt Lake, UT                                                 Jan-99                 136

                                                                     DATE            NUMBER OF
HOTELS WE OWN AND OPERATE                                           OPENED            ROOMS(1)
-------------------------                                           ------           ---------
Albuquerque, NM                                                     Jan-99                 134
Minneapolis (Coon Rapids), MN                                       Jan-99                 135
Houston-NW290, TX                                                   Jan-99                 132
Dallas-Market Center, TX                                            Apr-99                 134
San Antonio (Leon Valley), TX                                       Apr-99                 132
Atlanta (Sandy Springs), GA "Extra" (4)                             May-99                  71
Denver (Aurora), CO                                                 May-99                 137
Richmond-Midlothian, VA                                             Dec-99                 137
Denver (Sheridan), CO                                               Jan-00                 135
Tampa (Brandon), FL                                                 May-00                 150
Chicago (Villa Park), IL "Extra"                                    Nov-00                  80
Pittsburgh (North Hills), PA                                        May-01                 124
                                                                                         -----
SUBTOTAL                                                                                 8,587
                                                                                         =====

                                                                     DATE            NUMBER OF
EXISTING FRANCHISED HOTELS                                          OPENED            ROOMS(1)
--------------------------                                          ------           ---------
Birmingham (Riverchase/Pelham), AL                                  Jun-92                 122
Atlanta (Stone Mountain), GA                                        Nov-92                 132
Atlanta (Marietta), GA                                              Aug-94                 132
Birmingham (Inverness/Greystone), AL                                Sep-95                 130
Savannah (Abercorn), GA                                             Mar-96                 130
Atlanta (Conyers), GA (5)                                           Apr-96                 138
Atlanta (Lawrenceville), GA                                         Jun-96                 132
Atlanta (Decatur), GA                                               Oct-96                 133
Louisville (Jeffersontown), KY                                      Feb-97                 144
Jacksonville (Bay Meadows), FL                                      Apr-97                 138
Atlanta (Woodstock), GA                                             Jul-97                 138
Florence (Greater Cincinnati Airport), KY                           Aug-97                 144
Valdosta (Valdosta Mall Area), GA                                   Aug-97                 138
Montgomery (Montgomery Mall), AL                                    Sep-97                 141
Nashville (Harding Place), TN                                       Oct-97                 126
Fayetteville (Bragg Blvd.), NC                                      Oct-97                 143
Charlotte (Pineville), NC                                           Oct-97                 137
Raleigh-South, NC                                                   Feb-98                 144
Augusta-West (Bobby Jones), GA                                      Feb-98                 138
Savannah-North, GA                                                  Apr-98                 138
Eagle (Vail Valley), CO "Extra"                                     Jun-98                 118
Atlanta (Stockbridge), GA                                           Jun-98                 150
Albany (Albany Mall), GA                                            Jun-98                 138
Jacksonville (Orange Park), FL                                      Jun-98                 144
Greensboro (Wendover I-40), NC                                      Sep-98                 144
Louisville-East (Westport Rd.), KY                                  Sep-98                 128
Orlando (Central Park), FL                                          Oct-98                 144
Atlanta (Chamblee), GA                                              Oct-98                 150
Memphis (Bartlett), TN                                              Nov-98                 138
Phoenix (Gilbert), AZ                                               Nov-98                 138
Dothan (Ross Clark Circle), AL                                      Dec-98                 138
Richmond (Broad @ N. Parham), VA                                    Jan-99                 143

                                                                     DATE            NUMBER OF
EXISTING FRANCHISED HOTELS                                          OPENED            ROOMS(1)
--------------------------                                          ------           ---------
Daytona Beach, FL                                                   Feb-99                 135
Tampa (Largo), FL(6)                                                Feb-99                 132
Houston (Cy Fair-1960), TX                                          Feb-99                 150
Nashville (Hermitage), TN                                           Feb-99                 127
Atlanta (Thornton Rd.), GA                                          Mar-99                 150
Stuart, FL                                                          Mar-99                 126
Melbourne, FL "Extra"                                               Apr-99                 132
Macon (Eisenhower Pkwy.), GA                                        Apr-99                 150
Gautier, MS                                                         Apr-99                 126
Athens, GA                                                          Apr-99                 138
Orlando (Casselberry), FL                                           May-99                 144
Orlando (Universal Studios Escape), FL                              Sep-99                 150
Pensacola-NAS, FL                                                   Sep-99                 128
Tampa-Airport West, FL                                              Oct-99                 136
Atlanta (Gainesville),GA                                            Feb-00                 112
Jacksonville (St. John's Bluff), FL                                 Feb-00                 137
Charlotte (W T Harris/I-77), NC "Extra"                             Mar-00                 127
Biloxi (D'Iberville), MS                                            Mar-00                 132
Sarasota, FL                                                        Apr-00                 152
Hampton, VA                                                         May-00                 141
Atlanta (Kennesaw), GA                                              Jun-00                 149
Hilton Head, SC                                                     Dec-00                 150
Lakeland, FL                                                        Dec-00                 138
Huntsville, AL                                                      Jan-01                 134
Myrtle Beach, SC                                                    Jan-01                 132
Houston (Intercontinental Airport), TX                              Feb-01                 149
Austin (South), TX                                                  Aug-01                 137
Destin, FL                                                          Jul-01                 101
Chesapeake (West), VA                                               Aug-01                  91
                                                                                         -----
SUBTOTAL                                                                                 8,297
                                                                                         -----
SYSTEM-WIDE TOTAL                                                                       16,884
                                                                                        ======


                                                                 EXPECTED
                                                                  OPENING           NUMBER OF
FRANCHISED HOTELS UNDER CONSTRUCTION                              DATE(7)            ROOMS(1)
------------------------------------                             --------           ---------
Ft. Myers, FL                                                    Q1, 2002                 100

UNIMPROVED LAND WE OWN
----------------------
Austin-North, TX
Tampa-Dale Mabry, FL (marketed as two sites)
Houston-Medical Center, TX
Ft. Lauderdale (Oakland Park), FL
Phoenix (Tempe), AZ (marketed as two sites)
Philadelphia-Franklin Mills, PA
Plano, TX
Detroit (Fraser), MI
Philadelphia (Valley Forge), PA
Denver-Tech Center, CO

We also own several marketable out parcels adjacent to hotels we own and operate.

                                                                  EXPECTED
                                                                   OPENING           NUMBER OF
FRANCHISED HOTELS UNDER DEVELOPMENT                                DATE(7)            ROOMS(1)
-----------------------------------                                -------            --------
Avondale, LA                                                     Q1, 2003                   80
Concord, NC                                                      Q1, 2003                  110
Houston (Dixie Farms), TX                                        Q4, 2003                  132

NOTES:
(1)      The number of guestrooms does not include the general manager's unit.
(2) The Mableton hotel was acquired in June 1993 and converted into a Suburban Lodge hotel in October 1994.
(3) We acquired the Arlington-North, TX and Arlington-South, TX hotels from a franchisee in July 1998.
(4) We acquired the Atlanta (Sandy Springs), GA Suburban Lodge "Extra" hotel in January 2000.
(5) We sold the Atlanta (Conyers), GA Suburban Lodge hotel to a franchisee in February 1999.
(6)      We sold the Tampa (Largo), FL hotel to a franchisee in July 2001.
(7) We believe that each of the hotels under construction or development will open during the period indicated. However, the franchisees may not be able to complete the construction and development of all of these hotels on schedule. See "Forward Looking Statements."

GuestHouse International Inns, Hotels and Suites

At December 31, 2001, 72 existing franchised GuestHouse International properties were operating in 22 states. These properties contain an aggregate of 4,960 guestrooms and have an average of 69 guestrooms. GuestHouse International properties comprise a wide variety of facilities offering overnight stays in the upper economy to mid-market segment. The amenities and facilities offered through the GuestHouse International brand are varied according to individual market needs with the underlying factor being adherence to high-quality standards of cleanliness, safety and service. The following tables set forth certain information as of December 31, 2001 with respect to open GuestHouse International properties and GuestHouse International properties that are under construction/conversion or the subject of executed franchise agreements.

                                                           DATE           NUMBER
EXISTING PROPERTIES                                       OPENED         OF ROOMS
-------------------                                       ------         ---------
Commerce, GA                                              Feb-96               74
Ft. Smith, AR                                             Feb-96               65
Little Rock, AR                                           Mar-96               72
Chattanooga, TN                                           Apr-96               31
Vicksburg, MS                                             Jul-96               30
St. Augustine, FL                                         Aug-96              100
Nashville, TN                                             Jan-97              108
Long Beach, CA                                            Mar-97              140
Camden, TN                                                Jul-97               40
Pageland, SC                                              Sep-97               23
Ft. Myers, FL                                             Dec-97               34
Santa Clara, CA                                           Jan-98               69
Bloomington, IL                                           Mar-98              100
South Haven, MI                                           Apr-98               54
Keystone, SD                                              May-98               21
Savannah, GA                                              Jul-98               56
Warner Robins, GA                                         Sep-98               50
Compton, CA                                               Sep-98               40
South Gate, CA                                            Oct-98               44

                                                           DATE           NUMBER
EXISTING PROPERTIES                                       OPENED         OF ROOMS
-------------------                                       ------         --------
Commerce, CA                                              Oct-98               70
Hawthorne, CA                                             Dec-98               38
Santa Ana, CA                                             Dec-98               75
Beverly Hills, CA                                         Mar-99               30
Tumwater, WA                                              Mar-99               59
Greenville, SC                                            Apr-99               96
Huntsville, AL                                            Apr-99              112
Tulsa, OK                                                 Apr-99              135
Santa Cruz, CA                                            Apr-99               36
Dillon, MT                                                Apr-99               58
Kelso, WA                                                 May-99               60
Buena Park, CA                                            May-99               39
Mobile, AL                                                May-99              112
Glendora, CA                                              Dec-99               38
Branson, MO                                               Dec-99              180
Hollywood, CA                                             Dec-99               30
Miles City, MT                                            Feb-00               62
Charlotte, NC                                             Feb-00               91
Los Angeles (Olympic Boulevard), CA                       Mar-00               49
Valdez, AK                                                Mar-00               78
Aberdeen, WA                                              May-00               60
Juneau, AK                                                May-00               96
Bakersfield, CA                                           Jun-00               64
Oceanside, CA                                             Sep-00               80
Inglewood, CA                                             Sep-00               29
Fullerton, CA                                             Sep-00               43
Norco, CA                                                 Sep-00               36
Payson, AZ                                                Sep-00               39
Iron Mountain, MI                                         Sep-00               63
Perry, GA                                                 Sep-00               45
Manning, SC                                               Sep-00               58
Hazel Park, MI                                            Oct-00              148
Montgomery, AL                                            Dec-00              172
Augusta, GA                                               Dec-00              110
Hemet, CA                                                 Dec-00               65
Lake City, FL                                             Dec-00               60
Tuscaloosa, AL                                            Dec-00              148
Dupont, WA                                                Feb-01               59
Harbor City, CA                                           Mar-01               36
Parsons, KS                                               Mar-01               75
Santa Maria, CA                                           Mar-01               68
Albert Lea, MN                                            Mar-01              126
Oklahoma City, OK                                         Apr-01              110
Acworth, GA                                               Apr-01               40
Methuen, MA                                               Apr-01              127
Elk City, OK                                              Jun-01               52
Fontana, CA                                               Jun-01               50
Ontario, CA                                               Jun-01               45
Leeds, AL                                                 Jul-01               42
Garden Grove, CA                                          Jul-01              100

                                                           DATE            NUMBER
EXISTING PROPERTIES                                       OPENED          OF ROOMS
-------------------                                       ------          --------
Melbourne, Indialantic, FL                                Sep-01               24
Keystone, CO                                              Dec-01               57
Pleasanton, CA                                            Dec-01               34
                                                                               --
SYSTEM-WIDE TOTAL                                                           4,960
                                                                            =====

                                                                           NUMBER
HOTELS UNDER CONSTRUCTION OR CONVERSION                                   OF ROOMS
---------------------------------------                                   --------
Aiken, SC                                                                     92
Alhambra, CA                                                                  30
Battle Creek, MI                                                              50
Huntington Beach, CA                                                          34
Pico Rivera, CA                                                               50
San Bernardino, CA                                                            52
Van Nuys, CA                                                                  30
                                                                              --
TOTAL UNDER CONSTRUCTION OR CONVERSION                                       338
                                                                             ===

                                                                           NUMBER
EXECUTED AGREEMENTS                                                       OF ROOMS
-------------------                                                       --------
Reno, NV                                                                      150
Dayton, TX                                                                     89
Balwin Park, CA                                                                70
Ft. Wayne, IN                                                                  60
Lavonia, GA                                                                    50
Denver, CO                                                                    148
Miami, FL                                                                     125
Pasadena, CA                                                                   70
                                                                              ---
TOTAL EXECUTED AGREEMENTS                                                     762
                                                                              ===

ITEM 3. LEGAL PROCEEDINGS.

Although we are involved in various claims and litigation which are incidental to the ownership, operation, management and franchising of hotels, such claims and litigation are not expected to have a material adverse impact on us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of our stockholders during the fourth quarter of 2001.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

PRICE RANGE OF COMMON STOCK

Our Common Stock is quoted on the NASDAQ Stock Market under the symbol "SLAM". Although we had approximately 110 shareholders of record on March 15, 2002, we believe, based on information supplied by our Transfer Agent, that we had approximately 1,600 beneficial owners of our common stock on that date. The high and low transaction prices for our Common Stock as reported on the NASDAQ Stock Market are set forth below.

                                                                                 PRICE RANGE
                                                                             ------------------
                                                                               HIGH        LOW
                                                                             ------------------
YEAR ENDING DECEMBER 31, 2001
First Quarter............................................................    $ 6.69      $ 5.00
Second Quarter  .........................................................      7.97        5.38
Third Quarter............................................................      8.74        5.75
Fourth Quarter...........................................................      7.77        5.90

                                                                                 PRICE RANGE
                                                                             ------------------
                                                                               HIGH        LOW
                                                                             ------------------
YEAR ENDING DECEMBER 31, 2000
First Quarter............................................................    $ 6.81      $ 5.00
Second Quarter  .........................................................      6.66        5.25
Third Quarter............................................................      7.75        5.50
Fourth Quarter...........................................................      7.00        5.00

We have not paid cash dividends on our Common Stock since becoming a public company in May 1996.

ITEM 6. SELECTED FINANCIAL DATA.

The accompanying selected financial and operating data is presented in thousands, except for per share data, operating data and the number of hotels open at the end of each period.

                                              2001            2000            1999             1998            1997
                                         --------------- ---------------  --------------  --------------- ---------------
FOR THE YEAR:
Total revenue                                  $ 75,536        $ 75,283        $ 65,912         $ 46,458        $ 23,195

Income from operations                            1,485          15,512          17,520           12,353           7,107

Net income (loss)                               (15,402)          5,263           8,045            2,562           6,724

Earnings (loss) per share -
   basic and diluted                            $ (1.29)         $ 0.41          $ 0.53           $ 0.17          $ 0.53

Operating Data (1) :
   Average weekly rate (2)                     $ 197.68        $ 195.78        $ 191.18         $ 174.85        $ 157.27
   Weekly RevPAR (2)(3)                        $ 154.24        $ 155.66        $ 150.00         $ 142.60        $ 134.13

AT YEAR END:
Total assets                                  $ 318,955       $ 337,626       $ 321,082        $ 307,298       $ 242,854

Long-term debt                                  118,041         119,574          97,891           74,735          25,005

Cash dividends declared                            None            None            None             None            None

Number of hotels open:
   Owned                                             65              65              61               53              39
   Franchised                                       133             119              92               30              17
                                         --------------- ---------------  --------------  --------------- ---------------
   System-wide                                      198             184             153               83              56
                                         =============== ===============  ==============  =============== ===============

-----------------------------------------
NOTES:
  (1) Data is for Company-owned hotels.

  (2) Data is calculated starting on the first day of the calendar month following the month in which the hotel was opened.
  (3) RevPAR is revenue per available room.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2001 TO THE YEAR ENDED DECEMBER 31,
2000

Hotel revenues remained flat at $70.7 million from 2000 to 2001. The components of this performance were as follows (rounded to thousands):

                                                                              Increase or
                                                    2001           2000       (Decrease)
                                                    ----           ----       ----------
Sixty-one hotels operating
    throughout both years                        $65,494        $67,179        ($1,685)
Three hotels opened during 2000                    3,893          2,176          1,717
Hotel opened during 2001                             525             --            525
Hotel sold during 2001                               770          1,317           (547)
                                                     ---          -----           ----
                                                 $70,682        $70,672            $10
                                                 =======        =======           ====

The United States economy entered into a recession in March 2001. This recession resulted in declining business and other travel over the course of the year, with these trends becoming more pronounced following the terrorist events of September 11, 2001. For the sixty-one hotels operating throughout both years, quarterly trends were as follows (with each period's change computed in relation to the same period a year earlier):

                                                                             Revenue per
                                Average Weekly     Average Occupancy       Available Room
2001 Period                      Rate ("AWR")             Rate               ("RevPAR")
-----------                      ------------             ----               ----------
January - March                       N/C                  +5%                   +6%
April - June                          +2%                  -1%                   +1%
July - September                      N/C                  -4%                   -4%
October - December                    -3%                  -5%                   -8%

     N/C signifies an increase of less than one-half of one percent

For the full year for these sixty-one hotels, AWR of $194.63 declined less than one-half of one percent from 2000's AWR of $195.37, average occupancy of 78.1% achieved in 2001 was down approximately one percent from average occupancy of 79.2% in 2000, and weekly RevPAR declined approximately two percent to $151.87 in 2001 versus $154.66 in 2000. For all of our hotels, including those opened or sold during either year, 2001 AWR of $197.68 was approximately one percent higher than 2000 AWR of $195.78, 2001 average occupancy of 78.2% was approximately two percent below 2000 average occupancy of 79.5%, and 2001 weekly RevPAR of $154.24 was approximately one percent lower than 2000 weekly RevPAR of $155.66.

Franchising revenue increased by $0.7 million, or 19%, to $4.2 million in 2001. Franchise fees and royalties for the Suburban Lodge hotel brand increased $0.4 million due to the larger number of franchised locations open during 2001. During 2001, an average of 58 Suburban Lodge franchised hotels were in operation, a 16% increase from the average of 50 such hotels operating in 2000. At December 31, 2001, 61 franchised Suburban Lodge hotels were operating as compared with 54 at December 31, 2000. Franchise fees and royalties for the GuestHouse International brand accounted for the remaining $0.3 million of the increase. The number of GuestHouse International hotels operating during 2001 averaged 71, a 34% increase from an average of 53 hotels operating during 2000. At December 31, 2001, independent franchisees owned and operated 72 GuestHouse International hotels compared to 65 at December 31, 2000.

Management and other revenue decreased by $0.4 million in 2001 compared to 2000 due to a decline in the number of hotels that we managed. The Company managed ten Suburban Lodge hotels for franchisees for the first six months of 2001 and 11 hotels during the last six months of 2001, compared to managing 19 hotels during January and February 2000, 20 hotels during March, April and May 2000 and 13 hotels in the period from June through December 2000.

Hotel operating expenses were $92,000 less in 2001 than they had been in 2000. The components of this decline were as follows (rounded to thousands):

                                                                                Increase or
                                                       2001          2000       (Decrease)
                                                       ----          ----       ----------
Sixty-one hotels operating
 throughout both years                              $35,903       $36,722          ($819)
Three hotels opened during 2000                       1,835         1,159            676
Hotel opened during 2001                                339            --            339
Hotel sold during 2001                                  327           615           (288)
                                                    -------       -------          -----
                                                    $38,404       $38,496          ($ 92)
                                                    =======       =======          =====

For the sixty-one hotels that we owned and operated throughout both years, the larger year-over-year increases in line-item expenses were for utility costs (up by $298,000), insurance (up by $155,000) and maintenance (up by $145,000). Offsetting these and other smaller increases were decreases of $744,000 in salaries and benefits, and of $125,000 in real and personal property taxes.

Corporate operating expenses increased $1.3 million, or 11.4%, from $11.0 million in 2000 to $12.3 million in 2001. The increase is attributable to a decrease of $0.9 million in the amount of project-related corporate overhead capitalized as hotel-construction costs. Excluding the incremental impact on reported operating expenses of lower capitalization of project-related expenses, corporate operating expenses in 2001 increased $0.4 million due primarily to a higher level of ordinary-course business legal expenses.

We incurred expenses of $663,000 during 2001 in connection with a proxy contest, including reimbursement of the expenses incurred by our two new directors.

Expenses of $1,456,000 were incurred during 2001 in conjunction with our review of strategic alternatives and other efforts to enhance shareholder value, including the proposed merger with Intown. We continued incurring such costs in 2002 and these will be reported as 2002 items during the respective accounting periods in which they are incurred.

During the first quarter of 2001, we determined that we would not build any more Suburban Lodge hotels. The decision necessitated marketing for sale to third parties a group of land parcels that we had been holding for future development. Accordingly, we conducted a review of potential impairment of the book carrying value of the sites and recorded an impairment reserve of $6.7 million. Two sites were sold during the balance of 2001. We reviewed the carrying value of the remaining sites in the fourth quarter and reduced the previously recorded impairment reserves by $0.6 million.

During the fourth quarter of 2001, we also reviewed for possible impairment the carrying values of our hotels and our acquired intangibles, as required under Financial Accounting Standards Board Statement No. 121 ("FASB Statement 121"). Under FASB Statement 121, an asset is impaired, and must be written down to its current fair value, only if its recorded carrying value exceeds the total of future non-discounted cash flows expected to be produced by the asset. As a result of this review, two hotels were identified as having been impaired as defined by FASB Statement 121. Accordingly, these two hotels were written down by an aggregate of approximately $5.0 million. FASB Statement 121 does not require the write-down to current fair value of any asset whose non-discounted future cash flows exceed its net carrying value and, therefore, is not intended to cause an entity to value its entire asset base at current fair value.

Depreciation and amortization increased by $0.7 million, or 7.5%, from $9.6 million in 2000 to $10.3 million in 2001. The sixty-one hotels operated throughout both 2000 and 2001 accounted for $0.4 million of the increase, and hotels opened during 2000 or 2001 accounted for $0.4 million of the increase. The hotel sold during the third quarter of 2001 accounted for a $0.1 million decrease.

Undeveloped site carrying costs consist primarily of real estate taxes incurred on the sites we are now marketing for sale to third parties. Prior to the first quarter of 2001, these sites were held for our future construction of Suburban Lodge hotels. These sites represent the primary assets to be transferred to a liquidating trust for the benefit of our shareholders in the event the merger with Intown is consummated. If the merger with Intown is not consummated, we expect to continue to hold and market these assets.

Interest expense, net of interest capitalized of $0.2 million and $0.7 million in 2001 and 2000 respectively, was $10.0 million in 2001 and $8.9 million in 2000. The increase in total interest charges incurred was due to higher levels of debt outstanding.

During 2001, we recorded a pre-tax charge of $12.2 million for the write-off of notes receivable from HotelTools, Inc., a private company. HotelTools was incorporated in November 1999 as a software development company with the intent of developing property management system software that utilizes the Internet to provide hotel owners and operators with immediate access to real-time operating information. In the fall of 1999, we licensed to HotelTools the use of our own proprietary hotel management and reservation systems, and HotelTools concurrently assumed the costs of the continued maintenance and development of these systems. Throughout its existence, HotelTools sought equity financing; however, it was unsuccessful in obtaining such financing. We provided funding of HotelTools' operations in the form of interest-bearing loans until Radiant Systems, Inc. acquired certain assets of HotelTools in the transaction described in the following paragraph. We also guaranteed an equipment lease that HotelTools had entered into. In consideration of our financial support, we received from HotelTools a stock purchase warrant to purchase up to 20 million shares of HotelTools' common stock at a nominal price. HotelTools also issued stock options to our eight officers. HotelsTools' sole shareholder, Chief Executive Officer and President was Seth Christian, one of our officers at the time HotelTools was formed. He subsequently resigned his position with us in order to devote his full efforts to HotelTools' operations. David E. Krischer, our Chief Executive Officer, was a member of the Board of Directors of HotelTools.

As a result of HotelTools' inability to secure equity financing, in the final months of its existence as it continued to seek equity financing it also sought to be acquired by a more well-capitalized enterprise. On July 27, 2001, Radiant Systems, Inc. acquired certain assets of HotelTools, Inc. In connection with this transaction, (1) we released our security interest in the assets acquired from HotelTools by Radiant, (2) our stock warrants in HotelTools were cancelled and all stock options that had been issued by HotelTools were rendered valueless, (3) Radiant entered into a license agreement with us to provide software services to company-owned Suburban Lodge hotels and Suburban Lodge franchisees for a period of two years, (4) we received a partial payment of $168,000 on our loans to HotelTools, and (5) Radiant agreed to satisfy or assume HotelTools' obligations under an equipment-financing lease. We have received a signed release of our guaranty of the lease obligations from the equipment lessor. At the date the Radiant transaction closed, our potential future obligation to the lessor under this lease guarantee was approximately $1.0 million.

We incurred a loss of $0.9 million from the discounted early payoff of certain loans due from franchisees during the year ended December 31, 2001.

The effective income tax rate for 2001 was 26.1% compared to 38.0% in 2000. The decrease in 2001 was primarily due to the non-deductibility of a substantial portion of the expenses incurred in connection with our pursuit of a transaction with Intown and the uncertainty of realization of future tax benefits with respect to a portion of the impairment reserves resulting in no deferred tax benefit.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2000 TO THE YEAR ENDED DECEMBER 31,
1999

Hotel revenues increased by $8.2 million, or 13%, from $62.5 million in 1999 to $70.7 million in 2000. The largest portion ($4.0 million) of the increase was attributed to the nine hotels that opened during 1999 and operated throughout 2000. Four hotels that we opened or acquired during 2000 accounted for $3.0 million of the increase. Fifty-two hotels that operated throughout both 1999 and 2000 accounted for $1.4 million of the increase in hotel revenues. These 52 hotels increased their combined Average Weekly Rate (AWR) by 2%, from $189.83 to $193.05. Occupancies at these hotels declined slightly from 79.8% to 79.4% while Weekly Revenue per Available Room (RevPAR) increased 1% from $151.23 to $153.31. For all Company-owned hotels, AWR increased to $195.78 in 2000 from $191.18 in 1999, occupancy increased to 79.5% in 2000 from 78.6% in 1999, and RevPAR increased to $155.66 in 2000 from $150.00 in 1999.

The increases contributed by these three groups of hotels were offset by a $0.2 million decrease in hotel revenues in a hotel that we owned and operated until it was sold to a franchisee in February 1999.

Franchising, management and other revenues increased by $1.2 million in the aggregate, or 34%, to $4.6 million in 2000. The largest portion ($0.9 million) of the increase was attributed to franchise fees and royalties for the GuestHouse International brand, which was acquired on June 1, 1999. Franchise fees for the Suburban Lodge hotel brand increased $0.4 million due to the larger number of franchised locations open during 2000. At December 31, 2000, 54 franchised Suburban Lodge hotels were operating as compared with 46 at December 31, 1999. At December 31, 2000, independent franchisees owned and operated 65 GuestHouse International hotels compared to 46 at December 31, 1999. Other revenues declined $0.1 million primarily because we earned no development or construction revenue in 2000 compared to $64,000 earned in 1999. Management fees were flat in 2000 compared to 1999 despite a decline in the number of hotels being managed. We managed ten Suburban Lodge hotels for our franchisees at December 31, 2000, compared to twenty hotels at December 31, 1999. The decline in the number of managed hotels was due to a decision by one franchise group to start a management company to manage its four Suburban Lodge hotels and other properties. In addition, two franchisees moved the management of three Suburban Lodge hotels to independent management companies and one franchise group elected to manage their two Suburban Lodge hotels themselves. In January 2000, we purchased one of the hotels we had managed at December 31, 1999.

The increase in the number of hotels open and operated by franchisees at December 31, 2000, and the reduced number of hotels we opened during 2000 were the result of increasing our focus on franchising activities.

Hotel operating expenses increased approximately $5.6 million, or 17.1%, from $32.9 million in 1999 to $38.5 million in 2000. The most significant portion ($2.4 million) of the increase was attributable to the 52 hotels that operated the full year in both 1999 and 2000. The nine hotels that opened during 1999 accounted for $1.7 million of the increase in hotel operating expenses, while the four hotels that we opened or acquired in 2000 accounted for $1.6 million of the increase.

The increases attributable to these three groups of hotels were offset by a $0.1 million decrease in hotel operating expenses in the hotel that was owned and operated by the Company until sold to a franchisee in February 1999.

Corporate operating expenses increased $3.0 million, or 38.1%, from $8.0 million in 1999 to $11.0 million in 2000. Of this increase, approximately $1.5 million was attributable to the inclusion of a full year of operating expenses of GuestHouse International. Additionally, the amount of corporate overhead that was project-related, and is therefore capitalized as hotel-construction cost, was $0.9 million less in 2000 than in 1999. Excluding the incremental impact on reported operating expenses of GuestHouse International and lower capitalization of project-related expenses, corporate operating expenses in 2000 increased by 8.0% over such amounts for 1999. The primary reasons for this increase were additional staffing needed to support the growth of our franchising business and increased rent for the corporate headquarters.

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

The four hotels that we opened or acquired during 2000 accounted for $0.4 million of the increase in depreciation and amortization for hotel properties. The nine hotels that we opened in 1999 accounted for $0.4 million of the increase and the 52 hotels that operated throughout both 1999 and 2000 accounted for $0.1 million of the increase.

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

The proceeds from legal settlement of $842,000 recorded in 2000 represent amounts received in settlement of a claim for lost profits associated with an abandoned development project. We also received an additional $315,000 in the settlement representing reimbursement of certain costs and expenses.

The effective income tax rate for 2000 was 38.0% compared to 36.9% in 1999. The increase in 2000 was primarily due to higher effective state income tax rates and a reduction in the amount of interest income that was exempt from federal income tax.

SEASONALITY

Following their initial ramp-up, our owned hotels typically experience lower average occupancy rates and total revenues in the first and fourth calendar quarters of each year. We believe that this seasonal trend mirrors the general trend in the lodging industry taken as a whole.

LIQUIDITY AND CAPITAL RESOURCES

In April 2001, we determined that we would not construct any more Suburban Lodge hotels. At that time, we owned 65 Suburban Lodge hotels and had one Suburban Lodge hotel under construction. The construction hotel was opened in May 2001. In July 2001, we sold one of our hotels to a franchisee. We ended the year with 65 open company-owned hotels, none under construction and no present intention of constructing any others. Principally as a result of our decision to not construct any more Suburban Lodge hotels, we had no material commitments for capital expenditures as of December 31, 2001.

Of our 65 hotels, 39 are encumbered with mortgage debt. Another 9 hotels are pledged as security to our line of credit arrangement with SouthTrust Bank. This line has provided us with a $10,000,000 amortizing loan and an additional $15,000,000 in borrowing capacity. No portion of the $15,000,000 was borrowed at December 31, 2001.

The SouthTrust Bank credit facility contains several financial covenants that we must meet on a quarterly basis. Failure to meet the covenants can result in a default under the facility. We failed to meet certain of these covenants in each of the first, third and fourth quarters of 2001. In all three instances, SouthTrust Bank issued waivers of the violations and amended the associated loan agreements to make the covenant less restrictive or to exclude certain income statement charges that had caused or contributed to the failure to meet the covenant. We believe that we have maintained an excellent business relationship with SouthTrust Bank. However, in the event of future covenant violations, there is no assurance that SouthTrust Bank will continue to waive the violations or amend the agreements. In this event, the line of credit facility would be terminated and any amounts outstanding, including the unpaid principal balance of the $10 million term loan, would become immediately due and payable.

Our operations generate significant cash flow. In 2001, net cash of $14,147,000 was provided by operating activities and our total cash balance increased by $10,477,000. Because we are no longer building hotels, the cash generated by operations is expected to sufficiently cover our ongoing capital spending needs and our annual principal payments on our debt.

The following table summarizes our contractual obligations for repayments of debt and payments under operating leases as of December 31, 2001 (rounded to thousands):

                                                           Less than       1-3          4-5       After 5
Contractual Obligations                        Total        One Year      Years        Years        Years
-----------------------                        -----       --------       -----        -----        -----
Debt                                         $120,257       $ 2,216      $ 5,252      $19,051      $93,738
Operating leases                                8,002         1,123        2,335        2,276        2,268
                                             --------       -------      -------      -------      -------
Total contractual cash obligations           $128,259       $ 3,339      $ 7,587      $21,327      $96,006
                                             ========       =======      =======      =======      =======

The scheduled final maturity of the $10 million term loan with SouthTrust Bank is September 30, 2008. The estimated unpaid principal balance at that time is $6.5 million, and this payment obligation is included in the preceding table with other debt obligations payable after 5 years. Payment of any unpaid principal amounts could be accelerated into an earlier period if we violate any of the debt covenants and SouthTrust Bank does not waive the violations or amend the agreements in a manner that cures the violation.

PROPOSED MERGER WITH INTOWN

On January 29, 2002, we entered into a merger agreement providing for the acquisition by Intown by means of a merger in which each of our outstanding shares will be converted into a right to receive $8.25 in cash plus a proportionate interest in a liquidating trust. If the transaction is completed as provided in the merger agreement, we will become a wholly owned subsidiary of Intown and our shares will no longer be publicly traded.

We have scheduled a special meeting of our shareholders for April 29, 2002, at which our shareholders will vote on the proposed merger with Intown. If our shareholders approve the merger and if we meet the remaining conditions of closing specified in the definitive agreement, Intown will be required to consummate the transaction or forfeit to us a $5,000,000 escrow deposit it made at the time the definitive agreement was signed.

Consummation of the merger is subject to various conditions, including the adoption and approval of the merger agreement by our shareholders. There can be no assurance that the proposed merger will be approved by our shareholders or, if it is so approved, that it will be consummated. If the merger is not consummated, we are likely to be adversely affected in various respects and may incur material unreimbursed expenses. In addition, as a result of perceived uncertainty regarding ongoing employment with the post-merger entity, a key employee has resigned to accept a position with another company and other key employees have informed us that they are searching for new employment. Some of these employees have informed us that they have already had interviews with prospective employers as they pursue what they perceive to be a more stable employment environment. If the merger fails to occur, we anticipate that it will take several months to employ suitable replacements for key employees who have left or will leave in the future.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

In order to prepare our consolidated financial statements in conformity with accounting principals generally accepted in the United States, we must make estimates and assumptions that affect the reported amounts of assets and liabilities and other disclosures. We believe that the following two policies are the most critical since these polices require significant judgment or involve complex estimations, and since it is likely that materially different amounts would be reported under different conditions or using different assumptions.

Valuation of Long-Lived and Intangible Assets and Goodwill. We assess the book carrying value of our long-lived assets, identifiable intangible assets and goodwill if any facts and circumstances suggest that their carrying value may not be recoverable based on estimates of future undiscounted cash flows. In 2000, we recorded an impairment reserve of $545,000 representing the write-down of an undeveloped site to its estimated net realizable value. In 2001, we recorded additional impairment reserves of $11.1 million. This amount consisted of $6.1 million resulting from our decision to not build any more Suburban Lodge hotels and to market all of our remaining undeveloped sites and $5.0 million from the write-down of two hotels that were identified as having been impaired as defined by FASB Statement 121. Significant assumptions in this process included assumptions as to the rates of annual revenue and expense growth at the Company's hotels, the length of time that we would continue to operate the hotels and the proceeds to be realized from the ultimate sale of the hotels and the undeveloped sites.

Deferred Income Tax Valuation Reserve. At December 31, 2001, the remaining impairment reserve associated with our undeveloped sites was $5.5 million. Under normal circumstances, we would expect to realize a future tax benefit of approximately $2.0 million if the sites were sold at their current carrying values. However, if the proposed merger with Intown is consummated, we will not realize this future tax benefit. Accordingly, we recorded a valuation allowance of $2.0 million to offset the deferred tax benefit. If the proposed merger with Intown is not consummated, we anticipate that the valuation allowance would be reversed in 2002.

RECENT ACCOUNTING PRONOUNCEMENTS

As of January 1, 2001, we adopted the Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities," as amended in June 2000 by Statement of Financial Accounting Standards No. 138 (SFAS 138), "Accounting for Certain Derivative Instruments and Certain Hedging Activities (an amendment of FASB Statement No. 133)." SFAS 133, as amended by SFAS 138, requires companies to recognize all derivatives as either assets or liabilities in the balance sheet and measure such instruments at fair value. The adoption of these statements had no impact on our consolidated financial statements.

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The adoption of SFAS 141 had no significant impact on our financial statements.

In July 2001, the FASB issued SFAS 142, "Accounting for Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. SFAS 142 establishes new accounting standards for goodwill and continues to require the recognition of goodwill as an asset but does not permit amortization of goodwill as previously required by Accounting Principles Board Opinion No. 17, "Intangible Assets." SFAS 142 also establishes a new method of testing goodwill for impairment. It requires goodwill to be separately tested for impairment at a reporting unit level. The amount of goodwill determined to be impaired would be expensed to current operations. We have not completed our evaluation of the impact that the January 1, 2002 adoption of SFAS 142 will have on our financial position and results of operations.

In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. We have not completed our evaluation of the impact that the January 1, 2002 adoption of SFAS 144 will have on our financial position and results of operations.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to changes in interest rates primarily as a result of our borrowing activities.

At December 31, 2001, we had debt outstanding totaling $120.3 million. Approximately $106.7 million of this amount was represented by fixed rate mortgage loans. The interest rate on approximately $9.6 million of these mortgage loans will adjust on April 1, 2002 and again on April 1, 2005 for $6.6 million of the loans. One loan of approximately $3.0 million matures on April 1, 2005. The interest rate on approximately $2.6 million of the loans is adjustable every year on April 1. The interest rate on approximately $4.2 million of the loans adjusts on October 1, 2002 and again on October 1, 2005.

The remaining $13.6 million of debt outstanding at December 31, 2001 consisted of a $9.8 million variable rate term loan with SouthTrust Bank and a $3.7 million variable rate mortgage loan.

The total amount of variable rate debt and fixed rate debt adjustable within one year outstanding at December 31, 2001, is approximately $30.0 million. Accordingly, each one-percent change in market interest rates will change interest expense by approximately $300,000 on an annual basis.

Our cash and cash equivalents are short-term and highly liquid investments with original maturities of three months or less. Accordingly, a change in market interest rates has a nearly immediate effect on interest we earn on our invested cash. For the foreseeable future, we reasonably expect that our average invested cash balance will approximate $19 million. Accordingly, each one-percent change in market interest rates will change interest income by approximately $190,000 on an annual basis.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The information required by this Item is included in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the caption "Quantitative and Qualitative Disclosures About Market Risk."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Independent Auditors' Report, the Consolidated Financial Statements and Notes to the Consolidated Financial Statements and the Financial Statement Schedule that appear on pages F-1 through F-19 herein are incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

NAME                           AGE      POSITION
----                           ---      --------
David E. Krischer              53       Chairman of the Board and Chief Executive Officer
Dan J. Berman                  37       Vice President - Franchising and Director
Paul R. Coulson                49       Director
Raymond A. D. French           32       Director
John W. Spiegel                61       Director
Gregory C. Plank               55       President
Paul A. Criscillis, Jr.        52       Vice President and Chief Financial Officer
G. Hunter Hilliard             59       Vice President of Construction
Kevin R. Pfannes               47       Vice President, General Counsel and Secretary

David E. Krischer. Mr. Krischer formed Suburban Lodges of America, Inc. in 1987 to develop a national chain of economy extended stay hotels and has served as our CEO and Chairman since inception. Mr. Krischer also served as our President from inception through June 1999. A leader in the extended stay hotel industry, Mr. Krischer served as the founding Chairman of the Extended Stay Lodging Council, a division of the American Hotel & Motel Association. He has over 20 years experience in real estate development and has been involved in the hospitality industry for over fourteen years.

Dan J. Berman. Mr. Berman joined us in September 1993 as our Vice President - Franchising and has been a director since March 1996.

Paul R. Coulson. Mr. Coulson became one of our directors in May 2001. Mr. Coulson has been the Chief Executive Officer of Yeoman International Group, Ltd. since 1982. Mr. Coulson also serves as the Chairman of Ardagh plc. Mr. Coulson is a fellow of the Irish Institute of Chartered Accountants.

Raymond A. D. French. Mr. French became one of our directors in May 2001. Mr. French is a private investor. From early 1997 through early 1999, Mr. French served as a portfolio manager with Basswood Partners in New York, New York.

John W. Spiegel. Mr. Spiegel became one of our directors in May 1996. Mr. Spiegel served as Executive Vice President and Chief Financial Officer of SunTrust Banks, Inc. from 1985 until November 2000, and presently serves as Vice Chairman and Chief Financial Officer of SunTrust Banks, Inc. Mr. Spiegel is also a member of the Board of Directors of Rock-Tenn Company.

Gregory C. Plank. Mr. Plank joined us as our President in June 1999. From June 1996 through June 1999, Mr. Plank was President of Country Hearth Inns. Mr. Plank is a past Chairman of AH&MA's Economy

Lodging Council, serves on the Governmental Affairs Committee of AH&MA and is a member of the Cornell Hotel Society.

Paul A. Criscillis, Jr. Mr. Criscillis joined us as Vice President and Chief Financial Officer in August 1998. Prior to joining us, Mr. Criscillis had, since 1985, served as Vice President and Chief Financial Officer for Atlanta-based Crown Crafts, Inc., a manufacturer of textile home furnishings products.

G. Hunter Hilliard. Mr. Hilliard joined us in April 1987 as our Vice President - Construction. In addition, since 1980, Mr. Hilliard has been the sole shareholder and Secretary of Acreage Investment Corporation, a real estate and construction-consulting firm.

Kevin R. Pfannes. Mr. Pfannes joined us in January 1996 and was elected Vice President - Development in February 1996. Since May 11, 2000, Mr. Pfannes has served as our Vice President, General Counsel and Secretary.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth certain information regarding the annual compensation for services in all capacities paid during the last three fiscal years to our Chief Executive Officer and the other four most highly compensated executive officers. Except for the Change-in-Control Agreements described below, we have not entered into an employment agreement with any of our officers or employees.

                                                                                     LONG-TERM
                                                       ANNUAL COMPENSATION      COMPENSATION AWARDS
                                                       -------------------      --------------------
                                                                                     SECURITIES
                                                                                     UNDERLYING
 NAME AND                                                                            OPTIONS/SARS              ALL OTHER
 PRINCIPAL POSITION                     YEAR        SALARY             BONUS        (NO. OF SHARES)         COMPENSATION(1)
 ------------------                     ----        ------           ---------      --------------          ---------------
 David E. Krischer                      2001        $ 350,000        $ 100,000          ---                  $ 2,656
 Chairman and Chief                     2000          340,385          151,500         75,000                  2,656
    Executive Officer                   1999          302,500           70,000         75,000                  2,500

 Paul A. Criscillis, Jr.                2001        $ 184,712         $ 50,000          ---                  $ 1,385
 Vice President and Chief               2000          169,846           60,000         25,000                    872
    Financial Officer                   1999          154,154           35,000         25,000                  1,159

 Gregory C. Plank                       2001        $ 184,712         $ 40,000          ---                  $ 1,423
 President                              2000          170,000           60,000         25,000                    462
                                        1999           79,615           20,615         75,000                 ---

 Kevin R. Pfannes                       2001        $ 159,712         $ 38,000          ---                  $ 1,597
 Vice President, General                2000          144,711           45,500         25,000                  1,341
    Counsel and Secretary               1999          130,000           23,000         25,000                  1,530

 Dan J. Berman                          2001        $ 159,712         $ 31,400          ---                  $ 1,573
 Vice President of                      2000          144,711           45,500         25,000                  1,447
    Franchising                         1999          130,000           32,206         25,000                  1,260

(1) The amounts shown in this column consist of our matching contributions to our 401(k) Savings Plan on behalf of each named executive officer.

YEAR-END OPTION VALUES

The following table provides certain information about the year-end values of stock options held at December 31, 2001, by our executive officers named in the preceding compensation table. No options were issued to or exercised by our executive officers during 2001.

                                 NO. OF SECURITIES UNDERLYING                  VALUE OF UNEXERCISED
                                    UNEXERCISED OPTIONS AT                    IN-THE-MONEY OPTIONS AT
                                       DECEMBER 31, 2001                         DECEMBER 31, 2001
                                       -----------------                         -----------------
NAME                            EXERCISABLE         UNEXERCISABLE         EXERCISABLE        UNEXERCISABLE
----                            -----------         -------------         -----------        -------------
David E. Krischer                 150,000               75,000             $ 85,625             $ 79,375
Dan J. Berman                      49,999               25,001               28,541               26,459
Paul A. Criscillis, Jr.            62,499               37,501               28,541               26,459
Kevin R. Pfannes                   49,999               25,001               28,541               26,459
Gregory C. Plank                   49,999               50,001               28,541               26,459

CHANGE-IN-CONTROL AGREEMENTS

We have entered into substantially equivalent change-in-control agreements with all seven of our current officers, including our six current executive officers, and one former executive officer. The agreement with our former officer remains effective through April 30, 2002. Pursuant to the stock option agreements, each officer will immediately vest in all unvested stock options in the event of a Change in Control (as defined in such agreements). This immediate vesting feature of the stock option agreements is duplicated in the Change-in-Control Agreements. The Change-in-Control Agreements also provide for certain benefits in the event of a termination of employment under certain circumstances in connection with a Change in Control of the Company. In general, each such agreement provides benefits to the officer upon an involuntary termination (essentially, termination without cause) or a voluntary termination (essentially, resignation in the face of coercive tactics) occurring within 24 months after or six months prior to the date of a Change in Control. Upon any such termination, subject to certain limitations, the officer will be entitled to receive the following benefits: (i) three times the officer's then-current salary, paid in a lump sum amount discounted to present value; (ii) three times the officer's average annual bonus for the previous two years, paid in a lump sum amount discounted to present value; (iii) continuation of health and life insurance for three years; (iv) three times the annual value of the Company's contribution to its 401(k) retirement plan on the officer's behalf, paid as a lump sum amount discounted to present value; (v) a pro rata bonus for the number of days elapsed in the year of the officer's termination; and (vi) payment of up to $25,000 for outplacement services. The Change-in-Control Agreements place certain limits on the amounts an individual officer can collect under the agreement. Each of the Change-in-Control Agreements is for a rolling three-year term, such that the remaining term is always three years, provided that each agreement automatically terminates on the officer's 65th birthday. We may terminate any of such Agreements upon three years' notice.

                      REPORT OF THE COMPENSATION COMMITTEE

The Compensation Committee of the Board of Directors generally determines our executive officers' compensation. The Compensation Committee, which consists of two directors who are not officers or employees, also grants stock options to executive officers. The following report with respect to certain compensation paid or awarded to our executive officers during 2001 is furnished by the Compensation Committee.

GENERAL POLICIES

The Company's compensation program is intended to enable the Company to attract, motivate, reward, and retain the management talent required to achieve corporate objectives in a highly competitive industry, and thereby increase shareholder value. It is our policy to provide incentives to our senior management to achieve both short-term and long-term objectives. To attain these objectives, we provide a significant portion of executive compensation in the form of at-risk, incentive-based compensation, such as stock options. The Compensation Committee believes that such a policy, which directly aligns the financial interests of management with the financial interests of shareholders, provides the proper incentives to attract, motivate, reward, and retain high quality management. In determining the nature and amounts of compensation for our executive officers, the Compensation Committee considers all factors that we consider relevant, including business conditions, both in the lodging industry and generally, the Company's performance in light of those conditions, the market rates of compensation for executives of similar backgrounds and experience, and the performance of the specific executive officer.

To the extent we are able to do so, the Compensation Committee considers the anticipated tax treatment to the Company and to the executives of various payments and benefits. No current or anticipated compensation arrangements would be subject to the $1 million deductibility limitation of Section 162(m) of the Internal Revenue Code.

CASH COMPENSATION

Cash compensation for executive officers consists of salary and cash bonuses. Base salaries and cash bonuses for executive officers are determined by a subjective assessment of responsibilities and position within the Company, individual performance, and the Company's overall performance.

STOCK OPTIONS

The Compensation Committee considers incentive compensation in the form of stock options to be an integral and relatively large part of executive compensation in particular and employee compensation generally. All options granted (other than incentive stock options granted to a ten percent shareholder) have an exercise price equal to the fair market value of the Common Stock on the grant date.

Options are granted generally to executive officers upon commencement of employment. Other option awards are made at the discretion of the Compensation Committee. In exercising this discretion, the Compensation Committee considers factors specific to each employee such as salary, position, and responsibilities and the Company's performance with respect to those factors such as the rate of the Company's development and growth, revenue growth, and increases in the market value of the Company's Common Stock. Option grants relating to recruiting and employment offers and special circumstances are recommended by management.

BENEFITS

Executives are also eligible to participate in the Company's regular employee benefit programs, including a 401(k) retirement savings plan, group medical and dental coverage, group life insurance, group long-term disability insurance, and other group benefit plans. Substantially all decisions with respect to such benefits are made on a group basis, and no individual decisions were made with respect to the executive officers during fiscal 2001.

CHIEF EXECUTIVE OFFICER COMPENSATION

David E. Krischer founded the Company in January 1987 and has been its Chief Executive Officer since that time. Mr. Krischer's annual compensation was determined by the Compensation Committee using the same criteria that were used to determine compensation levels for other corporate officers and was based on the Compensation Committee's assessment of Mr. Krischer's overall performance and on information regarding compensation paid by similar companies. The Compensation Committee believes that Mr. Krischer's experience, dedication, and knowledge have been of vital importance to the operations of the Company. No specific weighting was assigned to these factors.

MEMBERS OF THE COMPENSATION COMMITTEE

Paul R. Coulson
John W. Spiegel

                      SHAREHOLDER RETURN PERFORMANCE GRAPH

Set forth below is a line graph comparing five-year cumulative total return* among the Company, the NASDAQ Stock Market (U.S.) Index, Standard & Poor's Corporation's Lodging-Hotel Index and an index consisting of a peer group of seven comparably-sized hotel companies for the five-year period ended December 31, 2001.

                              [GRAPH APPEARS HERE]


                                                   12/96*     12/97      12/98      12/99      12/00      12/01
                                                   -----      -----      -----      -----      -----      -----
Suburban Lodges of America, Inc.                  100.00      83.20      51.17      32.43      35.55      42.81
NASDAQ Stock Market (U.S.) Index                  100.00     122.48     172.68     320.89     193.01     153.15
S&P Lodging - Hotel Index                         100.00     139.93     113.92     113.91      92.13      86.38
Peer Group Index**                                100.00     101.27      48.54      43.19      36.55      18.69

* $100 invested on December 31, 1996 in stock or index - including reinvestment of dividends.

** The peer group consists of Arlington Hospitality, Inc., Candlewood Hotel Company, Inc., ShoLodge, Inc., Buckhead America Corporation, Hudson Hotels Corporation, Interstate Hotels Corporation and Meristar Hotels and Resorts, Inc.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Pursuant to Section 16(a) of the Securities Exchange Act of 1934, each executive officer, director and beneficial owner of 10% or more of our Common Stock is required to file certain forms with the Securities and Exchange Commission. A report of beneficial ownership of our Common Stock on Form 3 is due at the time such person becomes subject to the reporting requirement and a report on Form 4 or 5 must be filed to reflect changes in beneficial ownership occurring thereafter. We believe that all filing requirements applicable to our officers and directors were complied with in a timely manner during 2001. We are not aware that any holder of more than 10% of our Common Stock has not filed reports required under Section 16(a) on a timely basis.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information regarding the beneficial ownership of our common stock by each of our directors, each of our executive officers, all of our directors and executive officers as a group and each person known to us to beneficially own more than five percent of our outstanding common stock.

Unless otherwise indicated, all shares are owned directly and the indicated person has sole voting and dispositive power. The number of shares represents the number of shares of common stock the person holds as of March 1, 2002, unless otherwise indicated.

                                                    NUMBER OF SHARES
NAME OF BENEFICIAL OWNER(1)                        OWNED BENEFICIALLY           PERCENT OF CLASS(15)
------------------------                           ------------------           --------------------
David E. Krischer(2)                                     2,900,437                       23.9%
Dimensional Fund Advisors, Inc.(3)                       1,024,000                        8.5%
Raymond A.D. French(4)                                     778,100                        6.5%
SAFECO Resource Series Trust(5)                            734,900                        6.1%
J.P. Morgan Chase & Co.(6)                                 616,070                        5.1%
Dan J. Berman(7)                                           150,930                        1.3%
G. Hunter Hilliard(8)                                      125,122                        1.0%
John W. Spiegel(9)                                          20,629                           *
Paul A. Criscillis, Jr.(10)                                 72,499                           *
Kevin R. Pfannes(11)                                        53,126                           *
Gregory C. Plank(12)                                        51,049                           *
Paul R. Coulson(13)                                              0                           *
All Directors and Executive Officers as a
  Group (nine persons)(14)                               4,151,892                       33.5%

For purposes of determining the aggregate market value of the Company's voting stock held by nonaffiliates, shares held by all directors and executive officers of the Company have been excluded. The exclusion of such shares is not intended to, and shall not, constitute a determination as to which persons or entities may be "affiliates" of the Company as defined by the Commission.

*        Represents less than one percent of our outstanding common stock.
(1) Unless otherwise indicated, the address of the persons named above is care of Suburban Lodges of America, Inc., 300 Galleria Parkway, Suite 1200, Atlanta, Georgia 30339.
(2) Includes options to purchase 150,000 shares, which are exercisable within 60 days of March 1, 2002, 117 shares held in an individual retirement account for the benefit of Mr. Krischer's spouse, 117 shares held in an individual retirement account for the benefit of Mr. Krischer's daughter, and 550,000 shares held in the name of Parrotts Cove Associates, LP, a limited partnership of which Mr. Krischer is the managing partner.

(3) The address of Dimensional Fund Advisors, Inc., an Illinois corporation, is 1299 Ocean Avenue, 11th Floor, Santa Monica, California 90401. Share information is as of December 31, 2001, based upon a
         Schedule 13G filed with the Securities and Exchange Commission by Dimensional Fund Advisors, Inc. on February 12, 2002. The shares are reported as owned by investment companies and certain group trusts and separate accounts to whom the reporting entity provides investment advice and management services. Dimensional Fund Advisors, Inc. disclaims beneficial ownership of the shares.
(4) Includes 254,543 shares held in managed accounts of Mr. French's parents, Raymond J.R. French and Alys G.C. French, over which Mr. French has the sole power to vote or to direct the vote, and to dispose of or to direct the disposition of, and 53,296 shares owned by Raymond A.D. French outright. Mr. French also has the shared power to dispose or direct the disposition of an additional 470,261 shares of which 197,000 shares are owned by Sharwell Securities Trading Ltd., the address of which is 22 Grenville Street, St. Helier, Jersey, Channel Islands JE2 3WQ, 122,574 shares are owned by Kappa Alpha Ltd., the address of which is International House, Castle Hill, Victoria Road, Douglas, Isle of Man, and 150,687 shares are owned by Hibernian Investment Managers Ltd., the address of which is Haddington Rd., Dublin 2, Ireland.
(5) The address of SAFECO Resources Series Trust, a Delaware Trust, is 10865 Willows Road NE, Redmond, Washington 98052. Share information is as of December 31, 2001, based upon a Schedule 13G amendment filed with the Securities and Exchange Commission on February 6, 2002. SAFECO Corporation, SAFECO Plaza, Seattle, Washington 98185, SAFECO Asset Management Company, 601 Union Street, Suite 2500, Seattle, Washington 98101 and SAFECO Resource Series Trust, jointly report shared voting and dispositive power as to these shares. SAFECO Corporation and SAFECO Asset Management Company disclaim beneficial ownership of the shares. Each of SAFECO Corporation and SAFECO Asset Management Company reports that it has filed the statement because it is considered an indirect beneficial owner of the shares based on its ownership or control of SAFECO Resource Series Trust.
(6) The address of J.P. Morgan Chase & Co., a Delaware corporation, is 270 Park Avenue, 39th Floor, New York, New York 10017. Share information is as of December 31, 2001, based upon a Schedule 13G amendment filed with the Securities and Exchange Commission on February 13, 2002. J.P. Morgan Chase & Co. reports the shares as owned by other persons known to have one or more of the following with respect to the shares: the right to receive or the power to direct the receipt of dividends, or the right to receive or the power to direct the receipt of sale proceeds.
(7) Includes options to purchase 49,999 shares, which are exercisable within 60 days of March 1, 2002.
(8) Includes 1,830 shares owned by Mr. Hilliard's spouse and options to purchase 49,999 shares, which are exercisable within 60 days of March 1, 2002.
(9) Includes 1,307 shares of restricted Common Stock and options to purchase 7,500 shares, which are exercisable within 60 days of March 1, 2002.
(10) Includes options to purchase 62,499 shares, which are exercisable within 60 days of March 1, 2002.
(11) Includes options to purchase 49,999 shares, which are exercisable within 60 days of March 1, 2002.
(12) Includes options to purchase 49,999 shares, which are exercisable within 60 days of March 1, 2002.
(13) As of the date of this proxy statement, Mr. Coulson owns no shares, outright or beneficially, and has no power to vote or to direct the vote, or to dispose of or to direct the disposition of, any shares. Mr. Coulson is a director of Sharwell Securities Trading Ltd., which owns 197,000 shares outright and has the sole power to direct the vote and the shared power to dispose or direct the disposition of such shares.

(14) Includes 1,307 shares of restricted Common Stock and options to purchase 419,995 shares, which are exercisable within 60 days of March 1, 2002.
(15) Based on 11,979,260 shares of Common Stock outstanding on March 1, 2002, as adjusted for shares subject to options exercisable within 60 days of March 1, 2002.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Upon their election to our Board of Directors and upon the unanimous approval by the Board, the proxy expenses of Messrs. Paul R. Coulson and Raymond A. D. French in the total amount of $331,300 were reimbursed to them.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) The following financial statements and notes thereto are incorporated by reference in Item 8 of this Report:

         1.       FINANCIAL STATEMENTS

        DESCRIPTION

        Independent Auditors' Report
        Consolidated Balance Sheets at December 31, 2001 and 2000
        Consolidated Statements of Operations for the years ended December 31,
            2001, 2000 and 1999
        Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2001, 2000 and 1999
        Consolidated Statements of Cash Flows for the years ended December 31,
            2001, 2000 and 1999
        Notes to Consolidated Financial Statements

         2.       FINANCIAL STATEMENT SCHEDULES

         Schedule V - Valuation and Qualifying Accounts

All other schedules have been omitted since such information is either included in the financial statements or notes or is not required.

         3.       EXHIBITS

         The exhibits set forth below are filed with this Report pursuant to
Item 601 of Regulation S-K:

                                                      INCORPORATED BY
                                                       REFERENCE TO                                               EXHIBIT
EXHIBIT                                            REGISTRATION OR FILE      FORM OF                             NUMBER IN
NUMBER                     DESCRIPTION                    NUMBER              REPORT        DATE OF REPORT         REPORT
------                     -----------             --------------------     --------        --------------       ---------
2.2             Agreement and Plan of Merger             000-28108             8-K         January 30, 2002         2.2
                among Intown Holding Company,
                L.L.C., Intown Suites
                Management, Inc., Intown Sub,
                Inc. and Suburban Lodges of
                America, Inc.
3.1             Amended and Restated Articles of         333-2876              S-1         March 28, 1996**         3.1
                the Company
3.2             Amended and Restated By-laws of          000-28108             10-K          March 28,1997          3.2
                the Company, Amended as of March
                17, 1997
4.1             Form of Common Stock Certificate         333-2876           Amendment         May 7, 1996           4.1
                of the Company                                             No. 1 to S-1
4.2             Amended and Restated Rights              000-28108             8-K            May 4, 2001           4.2
                Agreement
4.3             Amendment No. 1 to Amended and           000-28108             8-K         January 29, 2002         4.3
                Restated Rights Agreement
10.1            Form of Acquisition Agreement            333-2876              S-1          March 28, 1996          10.1
                and Plan of Merger (with
                accompanying schedule)
10.2            Purchase and Sale Agreement by           333-2876              S-1          March 28, 1996          10.2
                and between Suburban Holdings,
                L.P. and Gulf Coast Associates,
                Ltd.
10.3            Purchase and Sale Agreement by           333-2876              S-1          March 28, 1996          10.3
                and between Suburban Holdings,
                L.P. and Omnicorp Resources, Inc.
10.4            Form of Agreement and Consent of         333-2876              S-1          March 28, 1996          10.4
                Partners of each of the
                Affiliated Entities and Third
                Party Sellers
10.5            Suburban Lodges of America, Inc.         333-2876           Amendment         May 7, 1996           10.5
                Stock Option and Incentive Award                           No. 1 to S-1
                Plan
10.6            Suburban Lodges of America, Inc.         333-2876           Amendment         May 7, 1996           10.6
                Non-Employee Directors' Stock                              No. 1 to S-1
                Option and Fee Plan

                                                      INCORPORATED BY
                                                       REFERENCE TO                                               EXHIBIT
EXHIBIT                                            REGISTRATION OR FILE      FORM OF                             NUMBER IN
NUMBER                     DESCRIPTION                    NUMBER              REPORT        DATE OF REPORT        REPORT
------                     -----------             --------------------     --------        --------------       ---------
10.7            Form of Indemnification                  333-2876              S-1          March 28, 1996          10.7
                Agreement between Suburban
                Lodges of America, Inc. and its
                directors and officers
10.8            Registration Rights Agreement            333-2876              S-1          March 28, 1996          10.8
                among Suburban Lodges of
                America, Inc. and Certain
                Shareholders
10.9            Form of Franchise Agreement, as          333-35871          Amendment      October 9, 1997       10.9.a.
                amended                                                    No. 2 to S-3
10.10           Form of Development and                  333-2876              S-1          March 28, 1996         10.10
                Design/Building Agreement
10.11           Form of Management Agreement             333-2876              S-1          March 28, 1996         10.11
10.12           Management Agreement between             333-2876              S-1          March 28, 1996         10.12
                Suburban Management, Inc. and
                Gulf Coast Associates, Ltd.
10.13           Consulting Agreement with Legacy         333-2876              S-1          March 28, 1996         10.13
                Securities Corp.
10.14           Acknowledgment and Agreement             333-2876              S-1          March 28, 1996         10.14
                between Suburban Lodges of
                America, Inc. and Young
                Consulting, Inc. re: Company's
                proprietary computer software
10.15           Suburban Lodge 401(k) Savings            333-2876              S-1           May 20, 1996          10.15
                Plan
10.16           Rights Agreement                         333-2876           Amendment         May 7, 1996          10.16
                                                                           No. 1 to S-1
10.17           Commitment Letter for the Line           333-2876           Amendment         May 7, 1996          10.17
                of Credit                                                  No. 1 to S-1
10.18           Preliminary Agreement for a              000-28108             10-K         March 28, 1997         10.18
                License to Develop a Suburban
                Lodge Unit between Suburban
                Franchise Systems, Inc. and
                E.E.B. Lodging Systems LLC
10.19           Preliminary Agreement for a              000-28108             10-K         March 28, 1997         10.19
                License to Develop a Suburban
                Lodge Unit between
                Suburban Franchise Systems, Inc.
                and E.E.B. Lodging Systems LLC II
10.20           Development and Design/Build             000-28108             10-K         March 28, 1997         10.20
                Agreement for Suburban Lodge of
                Arlington South

                                                      INCORPORATED BY
                                                       REFERENCE TO
                                                      REGISTRATION OR         FORM                                 EXHIBIT
EXHIBIT                                                    FILE                OF                                 NUMBER IN
NUMBER                     DESCRIPTION                    NUMBER             REPORT           DATE OF REPORT       REPORT
------                     -----------                    ------             ------           --------------      ---------

10.21           Development and Design/Build             000-28108             10-K         March 28, 1997         10.21
                Agreement for Suburban Lodge of
                Lewisville, Texas
10.22           Registration Rights Agreement            000-28108             8-K          March 17, 1997         10.19
                among the Registrant and Certain
                Shareholders
10.23           Office Lease between the                 333-35871          Amendment      October 9, 1997         10.20
                Registrant and Massachusetts                               No. 2 to S-3
                Mutual Life Insurance Company
10.24           Deed to Secure Debt and Security         000-28108             10-K         March 31, 1999         10.24
                Agreement with Finova Realty
                Capital Inc. and schedule of
                omitted documents
10.25           Promissory Note to Finova Realty         000-28108             10-K         March 31, 1999         10.25
                Capital Inc. and schedule of
                omitted documents
10.26           Security Agreement in favor of           000-28108             10-K         March 31, 1999         10.26
                Finova Realty Capital Inc. and
                schedule of omitted documents
10.27           Assignment of Financial                  000-28108             10-K         March 31, 1999         10.27
                Agreements and Franchisor's
                Consent and Subordination of
                Franchise Agreements in favor of
                Finova Realty Capital Inc. and
                schedule of omitted documents
10.28           Change-in-Control Agreement              000-28108             10-K         March 31, 1999         10.28
10.29           8.375% Adjustable Rate Note of           000-28108             10-K         March 30, 2000         10.29
                Suburban Holdings, L.P. dated
                March 31, 1999 in the amount of
                $4,000,000.00 in favor of Empire
                Financial Services, Inc.,
                guaranteed by the Registrant,
                and schedule of omitted similar
                documents
10.30           Unconditional Guaranty of                000-28108             10-K         March 30, 2000         10.30
                Payment and Performance to
                Empire Financial Services, Inc.
                dated March 31, 1999 and
                schedule of omitted similar
                documents

                                                      INCORPORATED BY
                                                       REFERENCE TO
                                                      REGISTRATION OR         FORM                                 EXHIBIT
EXHIBIT                                                    FILE                OF                                 NUMBER IN
NUMBER                     DESCRIPTION                    NUMBER             REPORT           DATE OF REPORT       REPORT
------                     -----------                    ------             ------           --------------      ---------

10.31           Line of Credit Note dated                000-28108             10-K         March 30, 2000         10.31
                February 18, 2000 in the face
                amount of $15,000,000 in favor
                of SouthTrust Bank, N.A.
10.32           Additional schedule of omitted           000-28108             10-K         March 30, 2000         10.32
                similar documents (filed
                herewith) to Deed to Secure Debt
                and Security Agreement with
                Finova Realty Capital Inc.
                incorporated by reference to
                Exhibit 10.24 to the Company's
                Annual Report on Form 10-K for
                the year ended December 31, 1998
10.33           Additional schedule of omitted           000-28108             10-K         March 30, 2000         10.33
                similar documents (filed
                herewith) to Promissory Note to
                Finova Realty Capital Inc.
                incorporated by reference to Exhibit
                10.25 to the Company's
                Annual Report on Form 10-K for the
                year ended December 31, 1998
10.34           Additional schedule of omitted           000-28108             10-K         March 30, 2000         10.34
                similar documents (filed
                herewith) to Security Agreement
                in favor of Finova Realty
                Capital Inc. incorporated by
                reference to Exhibit 10.26 to
                the Company's Annual Report on
                Form 10-K for the year ended
                December 31, 1998

                                                      INCORPORATED BY
                                                       REFERENCE TO
                                                      REGISTRATION OR         FORM                                   EXHIBIT
EXHIBIT                                                    FILE                OF                                   NUMBER IN
NUMBER                     DESCRIPTION                    NUMBER             REPORT           DATE OF REPORT         REPORT
------                     -----------                    ------             ------           --------------         ------
10.35           Additional schedule of omitted           000-28108             10-K         March 30, 2000         10.35
                similar documents (filed
                herewith) to Assignment of
                Franchise Agreements and
                Franchisor's Consent and
                Subordination of Franchise
                Agreements in favor of Finova
                Realty Capital Inc. incorporated
                by reference to Exhibit 10.27 to
                the Company's Annual Report on
                Form 10-K for the year ended
                December 31, 1998
10.36           Area Development Agreement dated         000-28108             10-K         March 30, 2000         10.36
                as of March 3, 1998 between
                GuestHouse International LLC and
                Western Steel, Inc., together
                with the First Amendment and the
                Montana Amendment thereto
10.37           Amended and Restated Loan                000-28108             10-K          April 2, 2001         10.37
                Agreement dated as of September
                27, 2000 between SouthTrust
                Bank, N.A., Suburban Lodges of
                America, Inc., et al.
10.38           Non-Revolving Draw-Down Term             000-28108             10-K          April 2, 2001         10.38
                Note, dated September 27, 2000
10.39           Amended and Restated Line of             000-28108             10-K          April 2, 2001         10.39
                Credit Note, dated September 27,
                2000
10.40           Loan Documents Modification                  *
                Agreement dated May 11, 2001
10.41           Loan Documents Modification                  *
                Agreement dated December 3, 2001
10.42           Waiver and Letter Agreement with             *
                SouthTrust Bank, dated March 8,
                2002
21.1            Subsidiaries of the Registrant           000-28108             10-K         March 31, 1999            21.1
23.1            Consent of Deloitte & Touche,                *
                L.L.P.

          *Filed herewith.

                                                      INCORPORATED BY
                                                       REFERENCE TO
                                                      REGISTRATION OR         FORM                                   EXHIBIT
EXHIBIT                                                    FILE                OF                                   NUMBER IN
NUMBER                     DESCRIPTION                    NUMBER             REPORT           DATE OF REPORT         REPORT
------                     -----------                    ------             ------           --------------         ------


          **Originally filed on the date set forth above and refiled pursuant to Regulation S-T on May 7, 1996.

(b) No reports on Form 8-K have been filed during the last quarter covered by this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(a) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Atlanta, State of Georgia, on the 1st day of April, 2002.

                                    SUBURBAN LODGES OF AMERICA, INC.


                                    By:/s/ David E. Krischer
                                       -----------------------------
                                       David E. Krischer
                                       Chairman of the Board and Chief
                                       Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company in the capacities set forth and on the 1st day of April, 2002.

Signature                                                    Position

/s/ David E. Krischer                                        Chairman of the Board, Chief Executive Officer, and
--------------------------------------------                 Director (Principal Executive Officer)
David E. Krischer

/s/ Dan J. Berman                                            Vice President of Franchising and Director
--------------------------------------------
Dan J. Berman

/s/ Paul A. Criscillis, Jr.                                  Vice President and Chief Financial Officer
--------------------------------------------                 (Principal Financial Officer)
Paul A. Criscillis, Jr.

/s/ Robert E. Schnelle                                       Vice President and Chief Accounting Officer
--------------------------------------------                 (Principal Accounting Officer)
Robert E. Schnelle

/s/ Paul R. Coulson                                          Director
--------------------------------------------
Paul R. Coulson

/s/ Raymond A. D. French                                     Director
--------------------------------------------
Raymond A. D. French

/s/ John W. Spiegel                                          Director
--------------------------------------------
John W. Spiegel


                        Suburban Lodges of America, Inc.

                 Index to Consolidated Financial Statements and
                    Consolidated Financial Statement Schedule

Index to Consolidated Financial Statements and Consolidated Financial Statement Schedule           F-1

Independent Auditors' Report                                                                       F-2

Consolidated Balance Sheets at December 31, 2001 and 2000                                          F-3

Consolidated Statements of Operations for the Years Ended December 31, 2001, 2000
and 1999                                                                                           F-4

Consolidated Statements of Changes in Shareholders' Equity for the Years Ended
December 31, 2001, 2000 and 1999                                                                   F-5

Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000
and 1999                                                                                           F-6

Notes to Consolidated Financial Statements                                                      F-7 to F-18

Schedule V - Valuation and Qualifying Accounts                                                     F-19

                          Independent Auditors' Report

Board of Directors
Suburban Lodges of America, Inc.

We have audited the accompanying consolidated balance sheets of Suburban Lodges of America, Inc. ("Suburban Lodges") as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the consolidated financial statement schedule listed in the Index to Consolidated Financial Statements and Consolidated Financial Statement Schedule. These consolidated financial statements and the consolidated financial statement schedule are the responsibility of Suburban Lodges' management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Suburban Lodges as of December 31, 2001 and 2000, and the consolidated results of its operations and cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The Company has entered into a merger agreement providing for the acquisition of all of the Company's outstanding Common Stock as discussed in Note 3 of Notes to Consolidated Financial Statements.

DELOITTE & TOUCHE LLP

Atlanta, Georgia
February 22, 2002

                        Suburban Lodges of America, Inc.
                           Consolidated Balance Sheets
                                 (in thousands)

                                                                                                December 31,
                                                                                        -----------------------------
                                                                                            2001            2000
                                                                                        -------------   -------------
Assets:
Current assets:
    Cash and cash equivalents                                                               $ 21,333        $ 10,856
    Accounts receivable, net of reserves of $271 (2001) and $327 (2000)                        1,328           1,520
    Hotel inventory and supplies                                                               2,535           2,523
    Prepaid and refundable income taxes                                                        3,705             260
    Deferred income taxes                                                                      1,221             469
    Prepaid expenses and other current assets                                                  1,171           2,081
                                                                                        -------------   -------------
        Total current assets                                                                  31,293          17,709
Assets held for sale                                                                           9,341
Property and equipment, net of accumulated depreciation and
 amortization of $36,910 (2001) and $27,863 (2000)                                           269,524         299,407
Notes receivable from HotelTools, Inc.                                                                         7,997
Other notes receivable                                                                           385           4,508
Acquired intangible assets, net of accumulated amortization
    of $898 (2001) and $546 (2000)                                                             3,338           3,515
Deferred loan costs                                                                            1,704           2,097
Other assets                                                                                   3,370           2,393
                                                                                        -------------   -------------
Total assets                                                                               $ 318,955       $ 337,626
                                                                                        =============   =============

Liabilities and shareholders' equity:
Current liabilities:
    Current portion of long-term debt                                                        $ 2,216         $ 1,547
    Construction accounts payable                                                                 95           1,314
    Trade accounts payable                                                                     3,263           3,161
    Accrued property taxes                                                                       620             720
    Accrued wages and benefits                                                                   629             703
    Other accrued liabilities                                                                  1,553           1,504
    Other current liabilities                                                                  1,099             648
                                                                                        -------------   -------------
        Total current liabilities                                                              9,475           9,597
Long-term debt, excluding current portion                                                    118,041         119,574
Deferred income taxes                                                                          2,507           3,958
Other liabilities                                                                                198             167
                                                                                        -------------   -------------
        Total liabilities                                                                    130,221         133,296
                                                                                        -------------   -------------
Shareholders' equity:
    Common stock, $0.01 par value per share, 100,000,000 shares authorized                       120             157
    Additional paid-in capital                                                               179,408         202,280
    Retained earnings                                                                          9,206          24,608
                                                                                        -------------   -------------
                                                                                             188,734         227,045
    Less treasury stock, at cost                                                                              22,715
                                                                                        -------------   -------------
        Shareholders' equity - net                                                           188,734         204,330
                                                                                        -------------   -------------
Total liabilities and shareholders' equity                                                 $ 318,955       $ 337,626
                                                                                        =============   =============

See notes to consolidated financial statements.

                        Suburban Lodges of America, Inc.
                      Consolidated Statements of Operations
                    (in thousands, except per share amounts)

                                                                                    Year Ended December 31,
                                                                         --------------------------------------------
                                                                             2001           2000            1999
                                                                         -------------  -------------   -------------
Revenue:
    Hotel revenues                                                           $ 70,682       $ 70,672        $ 62,466
    Franchising revenue                                                         4,181          3,521           2,240
    Management and other revenue                                                  673          1,090           1,206
                                                                         -------------  -------------   -------------
        Total revenue                                                          75,536         75,283          65,912
                                                                         -------------  -------------   -------------

Operating costs and expenses:
    Hotel operating expenses                                                   38,404         38,496          32,876
    Corporate operating expenses                                               12,254         10,998           7,961
    Proxy contest expenses                                                        663
    Expense incurred in connection with review of
       strategic alternatives                                                   1,456
    Undeveloped site carrying costs                                               230            177             119
    Site acquisition cancellation expense                                                                        113
    Depreciation and amortization                                              10,335          9,615           8,468
    Impairment of long-lived assets                                            11,058            545
    Gains realized on property sales                                             (349)           (60)         (1,145)
                                                                         -------------  -------------   -------------
        Operating costs and expenses - net                                     74,051         59,771          48,392
                                                                         -------------  -------------   -------------

Income from operations                                                          1,485         15,512          17,520

Other income (expense):
    Interest income                                                               858            962           1,411
    Interest expense                                                          (10,025)        (8,857)         (6,399)
    Write-off of notes receivable from
       HotelTools, Inc.                                                       (12,213)
    Loss on early redemption of other
       notes receivable                                                          (938)
    Proceeds from legal settlement                                                               842
    Other                                                                          (1)            24             208
                                                                         -------------  -------------   -------------
Income (loss) before income taxes                                             (20,834)         8,483          12,740
Provision (credit) for income taxes                                            (5,432)         3,220           4,695
                                                                         -------------  -------------   -------------
Net income (loss)                                                           $ (15,402)       $ 5,263         $ 8,045
                                                                         =============  =============   =============

Earnings (loss) per common share:
    Basic                                                                     $ (1.29)        $ 0.41          $ 0.53
    Diluted                                                                   $ (1.29)        $ 0.41          $ 0.53

Weighted average number of common shares outstanding:
    Basic                                                                      11,984         12,905          15,136
    Diluted                                                                    11,984         12,919          15,136

See notes to consolidated financial statements.

                        Suburban Lodges of America, Inc.
           Consolidated Statements of Changes in Shareholders' Equity
                             (dollars in thousands)


                                            Common Stock          Additional                    Treasury Stock
                                      -------------------------    Paid-in      Retained    ------------------------
                                         Shares       Amount       Capital      Earnings       Shares       Cost
                                      -------------- ----------  -------------  ----------  ------------- ----------
Balances - December 31, 1998             15,431,072       $154       $200,190    $ 11,300
Issuance of common stock
    in acquisition                          300,000          3          2,041
Issuance of common stock
    to non-employee directors                 3,000                        19
Acquisition of treasury stock                                                                  1,781,400    $ 9,991
Net income                                                                          8,045
                                      -------------- ----------  -------------  ----------  ------------- ----------
Balances - December 31, 1999             15,734,072        157        202,250      19,345      1,781,400      9,991
Issuance of common stock
    to non-employee directors                 4,896                        30
Acquisition of treasury stock                                                                  1,953,998     12,724
Net income                                                                          5,263
                                      -------------- ----------  -------------  ----------  ------------- ----------
Balances - December 31, 2000             15,738,968        157        202,280      24,608      3,735,398     22,715
Issuance of common stock
    to non-employee directors                 1,307                        10
Acquisition of treasury stock                                                                     30,000        206
Retirement of treasury stock             (3,765,398)       (37)       (22,884)                (3,765,398)   (22,921)
Employee stock option exercise                  250                         2
Net loss                                                                          (15,402)
                                      -------------- ----------  -------------  ----------  ------------- ----------
Balances - December 31, 2001             11,975,127       $120       $179,408     $ 9,206             -     $     -
                                      ============== ==========  =============  ==========  ============= ==========

See notes to consolidated financial statements.

                        Suburban Lodges of America, Inc.
                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                       Year Ended December 31,
                                                                ---------------------------------------
                                                                   2001          2000         1999
                                                                ------------  -----------  ------------
Operating activities:
    Net income (loss)                                              $(15,402)    $  5,263      $  8,045
    Adjustments to reconcile net income to net
        cash provided by operating activities:
        Depreciation and amortization                                10,335        9,615         8,468
        Amortization of deferred loan costs                             398          330           502
        Reserves for site acquisition cancellation                                              (1,960)
        Net change in deferred income tax assets and liabilities     (2,203)       1,618         1,763
        Equity in loss of joint venture                                                             11
        Stock compensation                                               10           30            19
        Gain on sale of property                                       (349)         (60)       (1,145)
        Impairment of long-lived assets                              11,058          545
        Write off of notes receivable from HotelTools, Inc.          12,213
        Loss on early redemption of other notes receivable              938
        Changes in operating assets and liabilities:
            Accounts receivable                                         222          379           180
            Other current assets                                     (2,585)         147           770
            Other assets                                               (947)        (961)       (1,384)
            Trade accounts payable                                      102         (107)          167
            Other current liabilities                                   326          711           250
            Other liabilities                                            31           83           (30)
                                                                ------------  -----------  ------------
Net cash provided by operating activities                            14,147       17,593        15,656
                                                                ------------  -----------  ------------

Investing activities:
    Additions to property and equipment                              (6,334)     (14,553)      (28,812)
    Proceeds from sale of property                                    6,222          230         4,405
    Decrease in construction accounts payable                        (1,219)        (438)       (5,095)
    Contingent payment with respect to 1999 acquisition                (175)
    Acquisitions, net of cash acquired                                              (641)       (1,481)
    Loans made to HotelTools, Inc.                                   (4,444)      (8,726)         (344)
    Payment received from HotelTools, Inc.                              168        1,073
    Payments received on other loans                                  3,240          484           463
    Other                                                               (55)                      (365)
                                                                ------------  -----------  ------------
Net cash used by investing activities                                (2,597)     (22,571)      (31,229)
                                                                ------------  -----------  ------------

Financing activities:
    Proceeds from issuances of long-term debt                         4,020       20,352        24,589
    Principal payments on long-term debt                             (1,884)      (3,950)       (7,670)
    Amounts borrowed under line of credit                                         10,000
    Repayment of line of credit borrowings                           (3,000)      (7,000)
    Purchase of treasury stock                                         (206)     (12,724)       (9,991)
    Exercise of employee stock options                                    2
    Additions to deferred loan costs                                     (5)        (706)         (671)
                                                                ------------  -----------  ------------
Net cash provided (used) by financing activities                     (1,073)       5,972         6,257
                                                                ------------  -----------  ------------
Net increase (decrease) in cash and cash equivalents                 10,477          994        (9,316)
Cash and cash equivalents at beginning of period                     10,856        9,862        19,178
                                                                ------------  -----------  ------------
Cash and cash equivalents at end of period                          $21,333     $ 10,856      $  9,862
                                                                ============  ===========  ============

Supplemental cash flow disclosures:
    Cash paid for income taxes, net of refunds                      $   376     $    887      $  1,658
                                                                ============  ===========  ============
    Cash paid for interest expense, net of amounts capitalized      $10,162     $  8,493      $  6,128
                                                                ============  ===========  ============

See notes to consolidated financial statements.

                        Suburban Lodges of America, Inc.
                   Notes to Consolidated Financial Statements

1.       DESCRIPTION OF BUSINESS

Suburban Lodges of America, Inc. and its subsidiaries (sometimes referred to as "we", "us" or the "Company") own, operate, grant franchise rights to and manage for third parties extended-stay hotels that operate under the Suburban Lodge(R) brand name. We also franchise hotels that operate under the GuestHouse International(R) brand name.

At December 31, 2001, 126 Suburban Lodge hotels were operating in 20 states. We owned and operated 65 of these hotels and third parties owned the remaining 61 hotels. We managed the operations of 11 of the third-party hotels on behalf of the franchisees. At December 31, 2001, independent franchisees owned and operated 72 GuestHouse International hotels located in 22 states.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The consolidated financial statements include the accounts and operations of Suburban Lodges of America, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions are eliminated in the preparation of the consolidated financial statements.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts of assets and liabilities and contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Earnings per Common Share
Earnings per common share have been computed under the provisions of Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share." Identical net income (loss) amounts are used in the calculations of basic and diluted earnings (loss) per common share. Basic earnings (loss) per common share were computed using the weighted average number of common shares outstanding. Diluted earnings per common share include the dilutive effect of stock options. For the year ended December 31,2001, we excluded 123,000 shares from the computation of the loss per common share because they would have been antidilutive. At December 31, 2001, stock options under our various stock option plans represented the only securities that could potentially dilute earnings per common share in future periods.

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

Impairment of Long-Lived Assets
We review the net carrying value of our hotels and other long-lived assets if any facts and circumstances suggest that their recoverability may have been impaired. See Note 5 for additional information.

Deferred Loan Costs
Costs associated with obtaining and maintaining debt financing are capitalized as deferred loan costs, and are amortized over the life of the related debt instrument.

Stock-Based Compensation
We account for stock options using the intrinsic value method and issue stock options only to employees and directors at exercise prices that are equal to or more than the fair value of the underlying shares on the date of each grant. Accordingly, no compensation expense is recorded in the accompanying statements of earnings with respect to the grant of stock options.

Reclassifications
Certain reclassifications have been made to the December 31, 2000 and 1999, financial statements to conform them to the December 31, 2001, presentation.

Recent Accounting Pronouncements
As of January 1, 2001, we adopted the Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities," as amended in June 2000 by Statement of Financial Accounting Standards No. 138 (SFAS 138), "Accounting for Certain Derivative Instruments and Certain Hedging Activities (an amendment of FASB Statement No. 133)." SFAS 133, as amended by SFAS 138, requires companies to recognize all derivatives as either assets or liabilities in the balance sheet and measure such instruments at fair value. The adoption of these statements had no impact on our consolidated financial statements.

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 141, "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The adoption of SFAS 141 had no significant impact on our financial statements.

In July 2001, the FASB issued SFAS 142, "Accounting for Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. SFAS 142 establishes new accounting standards for goodwill and continues to require the recognition of goodwill as an asset but does not permit amortization of goodwill as previously required by Accounting Principles Board Opinion No. 17, "Intangible Assets." SFAS 142 also establishes a new method of testing goodwill for impairment. It requires goodwill to be separately tested for impairment at a reporting unit level. The amount of goodwill determined to be impaired would be expensed to current operations. We have not completed our evaluation of the impact that the January 1, 2002 adoption of SFAS 142 will have on our financial position and results of operations.

In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. We have not completed our evaluation of the impact that the January 1, 2002 adoption of SFAS 144 will have on our financial position and results of operations.

3.       PROPOSED MERGER WITH INTOWN SUITES

On January 29, 2002, we entered into a merger agreement with Intown Suites Management, Inc. ("Intown") providing for the acquisition of all of Suburban Lodges' outstanding common stock for $8.25 per share in cash, plus a proportionate interest in a liquidating trust. Under the terms of the agreement, the Company and its subsidiaries will become subsidiaries of Intown.

Prior to closing of the merger, we will continue with our previously announced plan to dispose of undeveloped real estate sites that we had initially acquired with the intention of constructing hotels thereon. In conjunction with the closing of the merger, we will transfer any remaining unsold sites, as well as the net cash proceeds from any such sales and certain other assets, to a liquidating company for the benefit of our shareholders. The liquidating company will be responsible for selling any assets transferred to it and, commencing after the first anniversary of the closing of the merger, distributing any available sales proceeds to our shareholders through a liquidating trust. The liquidating trust will terminate three years after closing unless extended.

We have scheduled a special meeting of our shareholders for April 29, 2002, at which our shareholders will vote on the proposed merger with Intown. Consummation of the merger is subject to various conditions, including the adoption and approval of the merger agreement by our shareholders. There can be no assurance that the proposed merger will be approved by our shareholders or, if it is so approved, that it will be consummated.

4.       ACQUISITIONS

On January 1, 2000, we acquired the remaining 50% interest in a Suburban Lodge hotel in Atlanta, Georgia (the "2000 Acquisition") owned by a joint venture in which we held a 50% equity position. The total purchase price of $3,260,000, including transaction-related expenses, consisted of cash of $660,000 and the assumption of a $2,600,000 mortgage note. The note assumed in the acquisition was repaid on February 18, 2000.

On June 1, 1999, we acquired the assets of GuestHouse International, LLC (the "1999 Acquisition"), a franchisor of mid-scale lodging facilities under the names GuestHouse International Inns, Hotels and Suites. The total purchase price of $3,525,000, including transaction-related expenses, consisted of cash of $1,481,000 and 300,000 shares of our common stock with a market value of $2,044,000.

In addition to the price paid at closing, the purchase agreement provided for contingent payments of $1,000,000 to be made as of each of three annual anniversary dates based on GuestHouse International achieving certain goals for the number of hotels open and the amount of revenue collected. The first two anniversary dates were September 3, 2000, and September 3, 2001, both of which passed with no payment due.

Additionally, the purchase agreement required that we maintain an average of at least eight sales people actively engaged on a full-time basis in the marketing and development of franchises during any six-month period commencing September 30, 1999 through September 3, 2002, the third annual anniversary date. In consideration for a waiver of the requirement that we maintain a specified number of sales people, during the fourth quarter of 2001, we made a payment of $175,000 to the GuestHouse International LLC shareholders which would be offset against any amounts due in the future on the remaining contingent payment. The net remaining contingent payment of $825,000 will become due if the merger with Intown is consummated.

The acquisitions described in the preceding two paragraphs were treated as purchases; accordingly, operations of the acquired companies are included in the consolidated statements of operations commencing on the date of acquisition. Our allocation of purchase price to assets acquired and liabilities assumed, as adjusted, was as follows (in thousands):

                                            The 2000           The 1999
                                          Acquisition        Acquisition
                                        -----------------   ---------------
Property and equipment                           $ 3,550
Acquired intangible assets                           232            $3,650
Other assets                                         142                96
                                        -----------------   ---------------
Total assets                                       3,924             3,746
Notes payable                                     (2,600)
Other liabilities                                    (83)             (221)
                                        -----------------   ---------------
Net assets acquired                                1,241             3,525
Less:
     Prior equity investment                        (581)
     Cash received                                   (19)
                                        -----------------   ---------------
Purchase price, net of cash                      $   641            $3,525
                                        =================   ===============

Had the 1999 Acquisition occurred on January 1, 1999, our reported operating results would have been as follows (in thousands, except earnings per share amounts):

                                                      Year Ended
                                                   December 31, 1999
                                                 ----------------------

Total revenue                                                  $66,382

Net earnings                                                     7,818

Primary and diluted earnings per share                         $  0.52

Results of operations for 1999 would not have differed materially from reported results had the 2000 Acquisition occurred on January 1, 1999.

5.       IMPAIRMENT OF LONG-LIVED ASSETS

We recorded an impairment loss of $4,964,000 on two of our hotels during the fourth quarter of the year ended December 31, 2001. Various factors led us to review the recoverability of the carrying value of each of our hotels. These factors included the length and severity of the economic recession and its impact on our hotel occupancies and revenues, and growing evidence that hotel sales after September 11, 2001 would be made at higher capitalization rates, resulting in lower sales proceeds to the sellers thereof. The fair values used to determine the amount of impairment loss on these two hotels were based on appraisal reports prepared by an independent real estate appraisal firm.

During the first quarter of 2001, we decided that we would not build any more Suburban Lodge hotels but would continue to emphasize growth through franchising. We therefore began to actively pursue the sale of eleven land parcels we had been holding for future hotel development and several land outparcels. We adjusted the carrying value of these sites to their estimated net realizable value by recording an impairment loss of $6,687,000 at March 31, 2001. Two parcels were sold during the balance of 2001. We adjusted the net realizable value of the remaining sites at December 31, 2001 by reducing the impairment loss previously recorded by $593,000. During the year ended December 31, 2000, we recorded an impairment loss of $545,000 on one land parcel.

6.       PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

                                                                                   December 31,
                                                                         ---------------   ---------------
                                                                              2001             2000
                                                                         ---------------   ---------------
Land and improvements                                                          $ 46,952         $ 62,805
Buildings and improvements                                                      232,031          233,809
Furniture, fixtures and equipment                                                27,451           26,662
Construction in progress                                                                           3,994
                                                                         ---------------  ---------------
Property and equipment, at cost                                                $306,434         $327,270
                                                                         ===============  ===============

Additions to hotels for the years ended December 31, 2001, 2000 and 1999, respectively, included $247,000, $726,000 and $1,881,000 of interest incurred on funds borrowed to finance construction.

7.       LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

                                                                                 December 31,
                                                                    ----------------   ----------------
                                                                         2001               2000
                                                                    ----------------   ----------------
Term loan                                                                   $ 9,833           $ 10,000
Line of credit                                                                                   3,000
8.25% fixed rate mortgage loans, due
    January 1, 2009                                                          72,732             73,749
8.8% fixed rate mortgage loans, due
    June 1, 2009                                                             13,333             13,493
8.38% mortgage loans                                                          9,646              9,885
8.5% mortgage loan, due March 1, 2007                                         2,570              2,626
8.75% mortgage loan, due September 1, 2006                                    4,239
6.75% fixed rate mortgage loan, due February 1, 2005                          4,174
4.75% mortgage loan, due September 1, 2006                                    3,727
Construction loans                                                                               8,331
Capital leases                                                                    3                 37
                                                                    ----------------   ----------------
                                                                            120,257            121,121
Less current portion                                                          2,216              1,547
                                                                    ----------------   ----------------
Long-term debt, excluding current portion                                  $118,041           $119,574
                                                                    ================   ================

We maintain a loan agreement with SouthTrust Bank. As amended to date, this agreement consists of a $10 million term loan and a revolving line of credit facility for amounts up to $15 million. A total of nine Company-owned hotels are pledged as collateral under the loan agreement. Borrowings under the line of credit facility will bear interest, at our option, at (i) the bank's prime rate or (ii) the Euro Rate plus 200 basis points. The line of credit facility expires on September 30, 2003. The interest rate on the term loan was based on the Euro Rate plus 175 basis points through December 31, 2000. Commencing January 1, 2001, the interest rate is based on the Euro Rate plus 200 basis points. The term loan required monthly payments of interest only through September 2001. Beginning October 1, 2001 the term loan requires monthly payments of principal and interest based on a 20-year amortization period with a final maturity of September 30, 2008. Among other covenants, the agreement requires us to maintain certain financial ratios and a minimum level of tangible net worth. The agreement also places restrictions on the amount of loans and advances we can make to third parties.

At December 31, 2001 we were in violation of the required debt service coverage ratio of the loan agreement due to the impairment losses recorded in 2001. SouthTrust granted us a waiver of this event of default and amended the loan agreement to exclude the effect of the impairment losses from the computation of the debt service coverage ratio.

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

The 8.5% mortgage loan on one Company-owned hotel bears interest at rates that adjust at the end of each twelve-month period to rates based on prime plus 50 basis points. The loan requires monthly payments of principal and interest totaling $23,132 based on a principal amortization period of 20 years.

The 8.75% mortgage loan on one Company-owned hotel bears interest at rates that adjust at the end of each three-year period beginning October 1, 2002, to rates based on prime plus 50 basis points. The loan requires monthly payments of principal and interest totaling $38,715 based on a principal amortization period of 20 years.

The 6.75% mortgage loan on one Company-owned hotel requires monthly payments of principal and interest totaling $29,019 based upon a 25-year amortization schedule.

The 4.75% mortgage loan on one Company-owned hotel bears interest at the prime rate. Based on the prime rate in effect at December 31, 2001, the loan requires monthly payments of principal and interest totaling $26,141 based on a principal amortization period of 18 years.

The aggregate maturities of long-term debt for the five years subsequent to December 31, 2001 are as follows (in thousands):

      Year ended December 31,
               2002                         $ 2,216
               2003                           2,552
               2004                           2,700
               2005                           9,488
               2006                           9,563

8.       WRITE-OFF OF NOTES RECEIVABLE FROM HOTELTOOLS, INC.

During the second quarter of the year ended December 31, 2001, we recorded a pre-tax charge of $12.2 million for the write-off of notes receivable from HotelTools, Inc., a private company. HotelTools was incorporated in November 1999 as a software development company with the intent of developing property management system software that utilizes the Internet to provide hotel owners and operators with immediate access to real-time operating information. In the fall of 1999, we licensed to HotelTools the use of our own proprietary hotel management and reservation systems, and HotelTools concurrently assumed the costs of the continued maintenance and development of these systems. Throughout its existence, HotelTools sought equity financing; however, it was unsuccessful in obtaining such financing. We provided funding of HotelTools' operations in the form of interest-bearing loans until Radiant Systems, Inc. acquired certain assets of HotelTools in the transaction described in the following paragraph. We also guaranteed an equipment lease that HotelTools had entered into. In consideration of our financial support, we received from HotelTools a stock purchase warrant to purchase up to 20 million shares of HotelTools' common stock at a nominal price. HotelTools also issued stock options to our eight officers. HotelsTools' sole shareholder, Chief Executive Officer and President was Seth Christian, one of our officers at the time HotelTools was formed. He subsequently resigned his position with us in order to devote his full efforts to HotelTools' operations. David E. Krischer, our Chief Executive Officer, was a member of the Board of Directors of HotelTools.

As a result of HotelTools' inability to secure equity financing, in the final months of its existence as it continued to seek equity financing it also sought to be acquired by a more well-capitalized enterprise. On July 27, 2001, Radiant Systems, Inc. acquired certain assets of HotelTools, Inc. In connection with this transaction, (1) we released our security interest in the assets acquired from HotelTools by Radiant, (2) our stock warrants in HotelTools were cancelled and all stock options that had been issued by HotelTools were rendered valueless, (3) Radiant entered into a license agreement with us to provide software services to company-owned Suburban Lodge hotels and Suburban Lodge franchisees for a period of two years, (4) we received a partial payment of $168,000 on our loans to HotelTools, and (5) Radiant agreed to satisfy or assume HotelTools' obligations under an equipment-financing lease. We have received a signed release of our guaranty of the lease obligations from the equipment lessor. At the date the Radiant transaction closed, our potential future obligation to the lessor under this lease guarantee was approximately $1.0 million.

9.       FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash equivalents, accounts receivable, accounts payable, and accrued liabilities reflected in the financial statements approximates fair value because of the short-term nature of these instruments. Based on interest rates available to us for borrowings similar to those reflected in the December 31, 2001 and 2000 balance sheets, we estimate that the fair value of our long-term debt was approximately $119.5 million and $112.6 million, respectively.

10.      INCOME TAXES

The provisions for income taxes are summarized as follows (in thousands):

                                                                Year Ended December 31,
                                                      ----------------------------------------------
                                                          2001            2000            1999
                                                      -------------   --------------  --------------
Current income tax provision (credit)                     $ (3,229)         $ 1,602         $ 2,932
Deferred income tax provision (credit)                      (2,203)           1,618           1,763
                                                      -------------   --------------  --------------
Total provision for income taxes (benefit)                $ (5,432)         $ 3,220         $ 4,695
                                                      =============   ==============  ==============



The tax effects of temporary differences that comprise the deferred tax liabilities and assets are as follows (in thousands):

                                                                    December 31,
                                                    ----------------------------------------------
                                                        2001            2000            1999
                                                    ----------------------------------------------
Gross deferred income tax liability:
Property and equipment                                    $ 3,432         $ 4,029         $ 2,453
Other                                                         163              80              82
                                                    --------------  --------------  --------------
Total gross deferred income tax liabilities                 3,595           4,109           2,535
                                                    --------------  --------------  --------------
Gross deferred income tax assets:
Net operating loss carryforwards                            1,624              20             253
Unearned guest income                                         351             134             110
Unearned franchise fees                                       106             163             130
Impairment reserves on undeveloped sites                    2,016
Bad debts reserve                                              93             119              70
Other                                                         135             184              87
                                                    --------------  --------------  --------------
Total gross deferred income tax assets                      4,325             620             650
Valuation allowance                                        (2,016)
                                                    --------------  --------------  --------------
Gross deferred income tax assets
  net of valuation allowance                                2,309             620             650
                                                    --------------  --------------  --------------
Net deferred income tax liability                         $ 1,286         $ 3,489         $ 1,885
                                                    ==============  ==============  ==============

The valuation allowance has been established because we believe it is more likely than not that the proposed merger with Intown will be consummated and, if so, that the deferred tax asset resulting from the impairment reserves will not be realized. If the proposed merger is not consummated, we anticipate that the valuation allowance would be reversed in 2002.

The following is a reconciliation of the statutory federal income tax rate to our effective tax rates:

                                                                           Year Ended December 31,
                                                                  ---------------------------------------------
                                                                    2001             2000            1999
                                                                  ---------------------------------------------
Statutory federal income tax rate                                      34.0 %           34.0 %          34.0 %
State income taxes                                                      2.0              3.5             2.4
Impairment reserves with no deferred income tax benefit                (9.0)
Non-deductible strategic review expenses                               (1.9)
Income not subject to tax                                                                               (0.5)
                                                                   -----------   --------------  --------------
Other                                                                   1.0              0.5             1.0
                                                                   -----------   --------------  --------------
Effective income tax rate                                              26.1 %           38.0 %          36.9 %
                                                                   ===========   ==============  ==============


11.      SEGMENT AND RELATED INFORMATION

We operate in three reportable business segments: hotel operations, franchising operations and corporate and support services. Our Company was founded in 1987 as an owner-operator of economy extended-stay hotels, the first of which opened in 1988. Since that date, the majority of our revenues have been derived from our hotel operations segment, primarily in the form of room revenues. Since 1992, we have franchised the Suburban Lodge(R) brand to third parties. In 1999, the franchising operations segment was expanded when the GuestHouse International(R) brand was added through an acquisition. The corporate and support services segment provides hotel management, site development and construction management services to Company-owned and independently franchised hotels. The corporate and support services segment also provides general management, information technology and other services to the other segments. For internal reporting purposes, we allocate management fees and franchise fees to Company-owned hotels. The management and franchise fees appear as intersegment revenues under the appropriate segments in the table below.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

We evaluate the performance of our operating segments based upon net operating income, which is defined as income before income taxes, nonrecurring items, interest income, interest expense, gains on sales of property and other non-operating income.

Summarized financial information concerning our reportable segments is shown in the following table (in thousands):

                                                                                       Corporate
                                                        Hotel        Franchising      and Support
                                                     Operations       Operations        Services          Total
                                                   ---------------- ---------------  ---------------  ---------------
Year Ended December 31, 2001
Revenues from external customers                          $ 70,682         $ 4,181          $   673         $ 75,536
Intersegment revenues                                                        2,824            3,545            6,369
Depreciation and amortization                                9,293             347              695           10,335
Net operating income (loss)                                 16,401              (5)          (4,202)          12,194
Total assets                                               287,455           3,872           27,628          318,955
Additions to property and equipment                          6,262              24               48            6,334

Year Ended December 31, 2000
Revenues from external customers                          $ 70,672         $ 3,525          $ 1,086         $ 75,283
Intersegment revenues                                                        2,819            3,864            6,683
Depreciation and amortization                                8,598             337              680            9,615
Net operating income (loss)                                 17,069             177           (1,249)          15,997
Total assets                                               307,265           4,440           25,921          337,626
Additions to property and equipment                         14,322              31              200           14,553

Year Ended December 31, 1999
Revenues from external customers                          $ 62,466         $ 2,243          $ 1,203         $ 65,912
Intersegment revenues                                                        2,493            3,117            5,610
Depreciation and amortization                                7,731             205              532            8,468
Net operating income (loss)                                 16,133           1,176             (821)          16,488
Total assets                                               300,704           4,439           15,939          321,082
Additions to property and equipment                         27,198              12            1,602           28,812


The following table provides a reconciliation of total segment net operating income to our reported income before income taxes (in thousands):

Year Ended December 31,                                                   2001            2000            1999
                                                                     ---------------  --------------  --------------
Total segment net operating income                                         $ 12,194        $ 15,997        $ 16,488
Interest income                                                                 858             962           1,411
Gains on sales of property and other non-operating income                       348              84           1,353
Proceeds from legal settlement                                                                  842
Interest expense                                                            (10,025)         (8,857)         (6,399)
Impairment of long-lived assets                                             (11,058)           (545)
Write-off of notes receivable from HotelTools, Inc.                         (12,213)
Loss on early redemption of other notes receivable                             (938)
Site acquisition cancellation costs                                                                            (113)
                                                                     ---------------  --------------  --------------
Income (loss) before income taxes                                         $ (20,834)        $ 8,483        $ 12,740
                                                                     ===============  ==============  ==============

All of our revenues are derived in the United States of America. No single customer accounts for ten percent or more of our total revenue.

12.      STOCK OPTION PLANS

We have three stock option plans that provide for the grant of stock options to employees and non-employee directors. Our Stock Option and Incentive Award Plan (the "1996 Plan") provides for the grant of up to 1,000,000 shares of our common stock to officers and key employees. Our Non-employee Directors' Stock Option and Fee Plan (the "Directors' Plan") provides for the grant of up to 100,000 shares to our non-employee directors. Our Employee Stock Option Plan (the "1997 Plan") provides for the grant of up to 1,000,000 shares to all full-time employees who are not participants in either the 1996 Plan or the Directors' Plan. At December 31, 2001, 186,666, 76,000 and 690,966 shares, respectively, were available for grant under the 1996 Plan, the Directors' Plan and the 1997 Plan. Options outstanding under these Plans were granted at prices that were either equal to or greater than the market price of the stock on the date granted, expire either five or ten years from the date granted and vest over service periods that range from one to four years. All outstanding options will vest immediately if the merger with Intown is consummated.

The following table summarizes stock option activity during each of the three years ended December 31:

                                                        Number             Exercise Price      Weighted Avg.
                                                      of Shares              per Share        Exercise Price
                                                   ------------------------------------------------------------
Outstanding, December 31, 1998                           1,165,390       $10.25 - $18.70          $ 13.92
Granted                                                    846,134         5.63 -  13.50            10.75
Canceled                                                  (483,711)       10.25 -  17.00            13.32
                                                    ---------------
Outstanding, December 31, 1999                           1,527,813         5.63 -  18.70            12.35
Granted                                                    648,975         5.88 -  13.50             8.08
Canceled                                                  (799,440)        5.63 -  18.70            14.35
                                                    ---------------
Outstanding, December 31, 2000                           1,377,348         5.63 -  17.38             9.18
Granted                                                      2,400         5.50 -   7.65             6.84
Exercised                                                     (250)        6.13                      6.13
Canceled                                                  (233,380)        5.88 -  13.50            11.05
                                                    ---------------
Outstanding, December 31, 2001                           1,146,118         5.50 -  17.38             8.80
                                                    ===============


The number of stock options exercisable at December 31, 2001, 2000 and 1999 was 683,471, 407,769 and 438,573, respectively. A summary of stock options outstanding and exercisable as of December 31, 2001, follows:

                                       Options Outstanding              Options Exercisable
                                ----------------------------------     ---------------------
                                             Average
Range of                        Number      Remaining     Average      Number        Average
Exercise                          of           Life       Exercise       of         Exercise
Prices                          Options      (Years)       Price       Options        Price
                                -------     ---------     --------     -------      --------
$ 5.50 - $ 7.65                 576,984        8.2         $ 5.83      276,783       $ 5.78
$10.25                          310,000        6.7          10.25      247,500        10.25
$12.56 - $13.50                 245,634        6.7          13.49      145,688        13.48
$16.25 - $17.38                  13,500        2.1          16.88       13,500        16.88

Had we recorded compensation expense for our stock option plans instead of following the intrinsic value method, our pro forma net loss would have been $17,419,000 ($1.45 per share) for the year ended December 31, 2001. Our pro forma net income would have been $4,304,000 ($0.33 per share) for the year ended December 31, 2000, and $6,804,000 ($0.45 per share) for the year ended December 31, 1999. The fair value of each stock option grant used in the determination of these pro forma amounts was determined using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                            2001      2000      1999
                                                           -----     -----     -----
Risk-free interest rate                                     4.5%      5.7%      5.0%
Expected dividend yield                                     0.0%      0.0%      0.0%
Expected life (in years)                                     4.5       4.5       4.5
Expected volatility                                        52.0%     51.7%     59.1%
Average fair value of each option granted                  $3.65     $2.53     $2.40

13.      LEASES

We have operating leases covering our corporate headquarters and certain office equipment. At December 31, 2001, our future minimum annual rental payments under non-cancelable operating leases, reduced by income from subleases, were as follows (in thousands):

Year ended December 31,
2002                                               $1,123
2003                                                1,184
2004                                                1,151
2005                                                1,126
2006                                                1,150
                                                  -------
Next five years in total                            5,734
Thereafter                                          2,268
                                                  -------
                                                   $8,002
                                                  =======

Total rent expense was approximately $1,254,000, $1,340,000 and $767,000 for the years ended December 31, 2001, 2000 and 1999, respectively.


14.      CONTINGENCIES

We are a defendant in litigation which has arisen in the ordinary course of our business. In our opinion, such litigation is not expected to have a material adverse effect on the financial position, results of operations or cash flows of our Company.

15.      RELATED PARTY TRANSACTIONS

During 1998, we entered into a venture to develop a Suburban Lodge hotel in Atlanta, Georgia, investing $200,000 for a 25% equity position. A non-employee director of the Company owned another 25% equity position in this venture. In December 1998, we acquired an option to purchase the director's interest for a total consideration of $300,000. On August 1, 1999, we exercised our option to purchase the director's interest. The hotel owned by the venture opened in May 1999. In January 2000, we purchased the remaining 50% interest in this hotel from the unaffiliated owners.

16.      SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial data for the years ended December 31, 2001 and 2000 are as follows (in thousands, except earnings per share amounts):

                                                       First        Second          Third        Fourth
                                                    ------------  ------------   ------------  ------------
Year ended December 31, 2001
Total revenue                                           $18,675       $19,905        $19,830       $17,126
Operating income (loss)                                  (3,844)        3,265          3,995        (1,931)
Net income (loss)                                        (3,856)       (6,992)           665        (5,219)
Basic and diluted earnings (loss) per share               (0.32)        (0.58)          0.06         (0.44)
Weighted average shares outstanding:
     Basic                                               12,004        11,981         11,975        11,975
     Diluted                                             12,004        11,981         12,069        11,975

Year ended December 31, 2000
Total revenue                                           $17,095       $19,274        $20,200       $18,714
Operating income                                          2,679         4,422          4,870         3,541
Net income                                                  555         2,106          1,814           788
Basic and diluted earnings per share                       0.04          0.16           0.15          0.07
Weighted average shares outstanding:
     Basic                                               13,870        13,335         12,428        12,004
     Diluted                                             13,870        13,335         12,467        12,017

Suburban Lodges of America, Inc.
Schedule V.  Valuation and Qualifying Accounts


             Column A                   Column B                  Column C                Column D       Column E
------------------------------------ ----------------  -------------------------------  -------------  -------------
                                                                  Additions
                                                       -------------------------------
                                       Balance at        Charged to      Charged to                      Balance
                                        Beginning        Costs and         Other                          at End
            Description                 of Period         Expenses        Accounts       Deductions     of Period
------------------------------------ ----------------  --------------- ---------------  -------------  -------------

                                          (amounts in thousands)

Reserve for Uncollectible
     Accounts Receivable

Year Ended December 31, 1999                    $ 99             $197              $-           $105           $191

Year Ended December 31, 2000                     191              283               -            147            327

Year Ended December 31, 2001                     327              662               -            718            271